Form 10-K405
period 2000-12-31
ALAMOSA HOLDINGS INC
filed 2001-03-28
CIK 1120102

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended: December 31, 2000
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                   to

                  ----------------------------------------

                      COMMISSION FILE NUMBER: 0-32357


                           ALAMOSA HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)


          DELAWARE                                     75-2890997
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

5225 SOUTH LOOP 289, LUBBOCK, TEXAS                      79424
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code: (806) 722-1100
        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:

              TITLE OF EACH CLASS:
-------------------------------------------------------------
ALAMOSA HOLDINGS, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE

ALAMOSA HOLDINGS, INC. PREFERRED STOCK PURCHASE RIGHTS

                  ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 26, 2001, approximately 80,846,844 shares of common stock of the registrant were issued and outstanding. The aggregate market value of voting common stock (based on the closing stock price on March 26, 2001) held by non-affiliates was approximately $354,231,717. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The registrant's proxy statement for its 2001 annual meeting is hereby incorporated by reference into Part III of this Form 10-K




                             TABLE OF CONTENTS

PART I                                                                       PAGE
   ITEM 1.  BUSINESS............................................................3
   ITEM 2.  PROPERTIES.........................................................26
   ITEM 3.  LEGAL PROCEEDINGS..................................................26
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................26

PART II
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS................................................26
   ITEM 6.  SELECTED FINANCIAL DATA............................................27
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION...............................................28
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........42
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................43
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE...............................................43
PART III
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................44
   ITEM 11. EXECUTIVE COMPENSATION.............................................44
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.........................................................44
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................44
PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K...........................................................44





                                   PART I

           THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include:

      o forecasts of growth in the number of consumers using wireless personal communications services and in estimated populations;

      o statements regarding our plans for, schedule for and costs of the build-out of our portion of the Sprint PCS network;

      o statements regarding our anticipated revenues, expense levels, liquidity and capital resources, operating losses and projections of when we will launch commercial wireless personal communications service in particular markets; and

      o statements regarding expectations or projections about markets in our territories.

   Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report on Form 10-K. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

      o  our dependence on our affiliation with Sprint PCS;

      o the ability of Sprint PCS to alter fees paid or charged to us under our affiliation agreements;

      o the need to successfully complete the build-out of our portion of the Sprint PCS network on our anticipated schedule;

      o  our limited operating history and anticipation of future losses;

      o  our dependence on Sprint PCS' back office services;

      o  potential fluctuations in our operating results;

      o  changes or advances in technology;

      o  competition in the industry and markets in which we operate;

      o  our ability to attract and retain skilled personnel;

      o our potential need for additional capital or the need for refinancing existing indebtedness;

      o our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

      o  changes in government regulation;

      o  future acquisitions; and

      o  general economic and business conditions.

      All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1.  BUSINESS.

      References in this annual report on Form 10-K to us as a provider of wireless personal communications services or similar phrases generally refer to our building, owning and managing our portion of the Sprint PCS network pursuant to our affiliation agreements with Sprint PCS. Sprint PCS holds the spectrum licenses and controls the network through its agreements with us.

      All references contained in this annual report on Form 10-K to resident population and residents are based on projections of year-end 2000 population counts calculated by applying the annual growth rate from 1990 to 1999 to estimates of 1999 population counts compiled by the U.S. Census Bureau.

OVERVIEW


      We are a holding company and through our subsidiaries provide wireless personal communication services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates such as us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital wireless mobility communications network services under the Sprint and Sprint PCS brand names in a territories primarily located in Texas, New Mexico, Arizona, Colorado, Wisconsin, Illinois, Kansas, Missouri, Washington and Oregon. Through December 31, 1999, we were a development stage company.


      We were formed in July, 2000 to operate as a holding company. On February 14, 2001, we completed our acquisition of two Sprint PCS network partners, Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW"). In connection with the Roberts and WOW acquisitions, we entered into a new senior secured credit facility (the "Senior Secured Credit Facility") for up to $280 million.

      Roberts' service area, which includes 2.5 million people, includes the market areas surrounding Kansas City, the world headquarters of Sprint PCS, and St. Louis, including the Interstate 70 corridor connecting the two cities. At December 31, 2000, Roberts' network covered approximately 1.1 million people. We issued 13.5 million shares and paid approximately $4.0 million in cash to Roberts' owners as consideration in the merger.

      WOW's service area, which includes 1.5 million people, includes the market areas of Ellenburg, Yakima and Kennewick, Washington and key travel corridors within Washington and Oregon. At December 31, 2000, WOW's network covered approximately 800,000 people. We issued 6.05 million shares and paid approximately $12.5 million in cash to WOW's owners as consideration in the merger.


      We launched Sprint PCS service in Laredo, Texas in June 1999, and through December 31, 2000 have commenced service in 20 additional markets:
Albuquerque, Santa Fe and Las Cruces, New Mexico; El Paso, Lubbock, Amarillo, Midland, Odessa, Abilene, San Angelo and Eagle Pass-Del Rio, Texas; Flagstaff and Prescott, Arizona; Grand Junction and Pueblo, Colorado; and Appleton-Oshkosh, Green Bay, Fond du Lac, Manitowoc and Sheboygan, Wisconsin. At December 31, 2000, our systems covered approximately 4.5 million residents out of approximately 8.4 million total residents in those markets. The number of residents covered by our systems does not represent the number of Sprint PCS subscribers that we expect to be based in our territories. As of December 31, 2000, 132,940 Sprint PCS subscribers were based in our territories.


      Additionally, pursuant to our services agreements with Roberts and WOW prior to closing the mergers, we were responsible for the operation of Jefferson City, Columbia and St. Joseph, Missouri. These markets were in operation when the services agreements were signed. During the term of the services agreements, we launched the markets of Springfield and Joplin, Missouri in the Roberts territories and Klamath Falls, Medford-Grants Pass, and Roseburg, Oregon and Kennewick, Walla Walla and Yakima, Washington in the WOW territories.


      On March 9, 2001, we announced that we had signed a definitive agreement to merge Sprint PCS network partner, Southwest PCS Holdings, Inc. ("Southwest") into our operations. Southwest shareholders will exchange 100 percent of their common shares of Southwest for 11.1 million shares of our common stock and up to $5 million in cash. The transaction will be structured as a merger. The acquisition is subject to certain conditions including expiration of the statutory waiting period under federal anti-trust laws. We expect to complete the acquisition at the end of the first quarter of 2001.

      Southwest has a management agreement with Sprint PCS to service more than 2.8 million residents with the exclusive right to provide digital wireless mobile communications network products and services under the Sprint and Sprint PCS brand names. The Southwest territories covers markets in Texas, Oklahoma and Arkansas, encompassing over 2,100 heavily traveled highway miles. As of December 31, 2000, Southwest had launched service in 18 markets covering approximately 1.5 million residents and had approximately 40,000 customers.


OUR BACKGROUND


      Prior to the closing of our initial public offering in February 2000, we were comprised of Alamosa PCS LLC, a Texas limited liability company, Alamosa Wisconsin Limited Partnership, a Wisconsin limited partnership and a 99.75% owned subsidiary of Alamosa PCS LLC, and Texas Telecommunications, LP, a Texas limited partnership and wholly owned subsidiary of Alamosa PCS LLC. Immediately prior to the closing of our initial public offering, we reorganized the business into a holding company structure. The members of Alamosa PCS LLC received shares of common stock of Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings") in the same proportion to their membership interests in Alamosa PCS LLC.


      Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings), ("Alamosa Delaware") a Delaware corporation, was formed in October 1999 to operate as a holding company. Texas Telecommunications, LP was formed in December 1999. In connection with our original reorganization, Texas Telecommunications, LP received the assets of Alamosa PCS LLC related to operations in the Southwest United States and operated the business of Alamosa PCS LLC. Alamosa PCS, Inc. held a 99% limited partnership interest in Texas Telecommunications, LP. Alamosa Delaware GP, LLC, a wholly owned subsidiary of Alamosa PCS, Inc., held a 1% general partnership interest in Texas Telecommunications, LP. Currently Alamosa Limited, LLC, a wholly owned subsidiary of Alamosa PCS, Inc., holds the 99% limited partnership interest in Texas Telecommunications, LP. and Alamosa Delaware GP, LLC continues to hold the 1% general partnership interest in Texas Telecommunications, LP.


      Alamosa Wisconsin Limited Partnership was formed in December 1999. In connection with our original reorganization, Alamosa Wisconsin Limited Partnership received the assets of Alamosa PCS LLC related to operations in Wisconsin. After our original reorganization, Alamosa Wisconsin Limited Partnership commenced our business operations in Wisconsin. Alamosa PCS, Inc. holds the 98.75% Class A limited partnership interests in Alamosa Wisconsin Limited Partnership and Alamosa PCS Holdings holds the .25% Class B limited partnership interests in Alamosa Wisconsin Limited Partnership. Alamosa Wisconsin GP, LLC, a wholly owned subsidiary of Alamosa PCS, Inc., holds a 1% general partnership interest in Alamosa Wisconsin Limited Partnership.

      On December 14, 2000, Alamosa PCS Holdings formed a new holding company pursuant to a merger under Section 251(g) of the Delaware General Corporation Law whereby Alamosa PCS Holdings was merged with a direct wholly owned subsidiary of a new holding company, which was a direct wholly owned subsidiary of Alamosa PCS Holdings. Each share of the former Alamosa PCS Holdings was converted into one share of the new holding company and the former public company became a wholly owned subsidiary of the new holding company. The Section 251(g) transaction did not require any vote of the Alamosa PCS Holdings stockholders. Upon effectiveness of the Section 251(g) transaction, Alamosa PCS Holdings' name was changed to Alamosa (Delaware), Inc. and the new holding company's name was changed to Alamosa PCS Holdings.

      We were formed in July 2000 to operate as a holding company. On February 14, 2001, Alamosa Sub I, Inc. ("Alamosa Sub I"), our wholly owned subsidiary, merged with and into Alamosa PCS Holdings, with Alamosa PCS Holdings surviving the merger, and Alamosa PCS Holdings became our wholly owned subsidiary. Each share of Alamosa PCS Holdings common stock issued and outstanding immediately prior to the merger, was converted into the right to receive one share of our common stock. Our common stock is quoted on The Nasdaq National Market under the same symbol previously used by Alamosa PCS Holdings, "APCS."

      The organization of the companies after the reorganization associated with the mergers of Roberts and WOW is illustrated in the organization chart on below.

                 STRUCTURE AFTER THE REORGANIZATION


            [GRAPHIC OMITTED]



OUR RELATIONSHIP WITH SPRINT PCS

      Sprint PCS is a wholly owned tracking group of Sprint Corporation and operates the largest 100% digital, 100% PCS nationwide network in the United States with licenses to provide services to an area of more than 280 million residents in the United States, Puerto Rico and the U.S. Virgin Islands. The Sprint PCS network uses code division multiple access technology nationwide. Sprint PCS directly operates its PCS network in major markets throughout the United States and has entered into independent agreements with various affiliates such as us, under which the affiliate has agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways.

      We are the largest affiliate of Sprint PCS based on the resident population in our territories, and our territories adjoin several major Sprint PCS markets. The build-out of our territories will significantly extend Sprint PCS' coverage in the Southwestern and Midwestern United States. Due to our relationship with Sprint PCS, we benefit from:

      BRAND RECOGNITION. We market products and services directly under the Sprint and Sprint PCS brand names. We benefit from the recognizable Sprint and Sprint PCS brand names and national advertising as we open markets. We offer pricing plans, promotional campaigns and handset and accessory promotions of Sprint PCS.

      EXISTING DISTRIBUTION CHANNELS. We benefit from relationships with major national retailers who distribute Sprint PCS products and services under existing Sprint PCS contracts. These national retailers have approximately 470 retail outlets in our territories. Furthermore, we benefit from sales made by Sprint PCS to customers in our territories through its national telemarketing sales force, national account sales team and Internet sales capability. These existing distribution channels provide immediate access to customers as our services become available in their area. For more information on our distribution plan, see "--Sales and Distribution."

      SPRINT PCS' NATIONAL NETWORK. We offer access to Sprint PCS' wireless network. Sprint PCS' network offers service in metropolitan markets across the country representing 223 million people. We derive additional revenue from Sprint PCS when its customers based outside of our territories roam on our portion of the Sprint PCS network.


      HIGH CAPACITY NETWORK. Sprint PCS built its network around code division multiple access digital technology, which we believe provides advantages in capacity, voice-quality, security and handset battery life. For more information on the benefits of this technology, see
"--Technology--Code Division Multiple Access."


      SPRINT PCS' LICENSED SPECTRUM. Sprint PCS has invested approximately $100.0 million to purchase the wireless mobility communications network service licenses in our territories and to pay costs to remove sources of microwave signals that interfere with the licensed spectrum, a process generally referred to as microwave clearing.

      BETTER EQUIPMENT AVAILABILITY AND PRICING. We are able to acquire handsets and network equipment more quickly and at a lower cost than we would without our affiliation with Sprint PCS. For example, Sprint PCS will use commercially reasonable efforts to obtain for us the same discounted volume-based pricing on wireless-related products and warranties as Sprint PCS receives from its vendors.

      ESTABLISHED BACK OFFICE SUPPORT SERVICES. We have contracted with Sprint PCS to provide critical back office services, including customer activation, handset logistics, billing, customer care and network monitoring services. Because we do not have to establish and operate these systems, we are able to accelerate our market launches and capitalize upon Sprint PCS' economies of scale.


      ACCESS TO THE SPRINT PCS WIRELESS WEB. We support the Sprint PCS Wireless Web service in our portion of the Sprint PCS network. For more information on the Sprint PCS Wireless Web, see "--Products and Services--Access to the Sprint PCS Wireless Web."


      Statements in this Form 10-K regarding Sprint or Sprint PCS are derived from information contained in our affiliation agreements with Sprint and Sprint PCS and periodic reports and other documents filed with the Securities and Exchange Commission by, or press releases issued by, Sprint and Sprint PCS.

MARKETS

      The following table lists the location, basic trading area number, whether the network coverage has been launched, frequency, megahertz of spectrum, estimated total residents and estimated covered residents for each of the markets that comprise our territories under our affiliation agreements with Sprint PCS at December 31, 2000. The number of estimated covered residents does not represent the number of Sprint PCS subscribers that we expect to be based in our territories.

                                                                           ESTIMATED      ESTIMATED
                             BTA    LAUNCHED?     DATE         MHZ OF       TOTAL          COVERED
           LOCATION        NO.(1)    YES/NO      LAUNCHED     SPECTRUM    RESIDENTS(2)   RESIDENTS(3)
     ------------------    ------  ---------  --------------  --------    ------------   ------------
     ARIZONA
     Flagstaff, AZ.......   144     Yes       November, 2000     30         118,000          77,000

     Las Vegas,
     NV(Arizona Side)(4).   245     No            --             30         142,000          83,000
     Phoenix, AZ(4)......   347     No            --             30          16,000           7,000
     Prescott, AZ........   362     Yes       December, 2000     30         162,000         131,000
     Sierra
     Vista/Douglas, AZ...   420     No            --             30         115,000          92,000
     Tucson, AZ(4).......   447     No            --             30          17,000           5,000
     Yuma, AZ............   486     No            --             30         141,000         117,000
                                                                          ------------   ------------
          SUBTOTAL.......                                                   711,000         512,000

     CALIFORNIA
     El Centro/Calexico,
     CA..................   124     No            --             30         151,000         101,000
     San Diego, CA(4)....   402     No            --             30           3,000           5,000
                                                                          ------------   ------------
          SUBTOTAL.......                                                   154,000         106,000

     COLORADO
     Colorado Springs,
     CO(4)...............   089     No            --             30          17,000          17,000
     Grand Junction, CO..   168     Yes       December, 2000     30         247,000         129,000
     Pueblo, CO..........   366     Yes       October, 2000      30         308,000         212,000
                                                                          ------------   ------------
          SUBTOTAL.......                                                   572,000         358,000

     MINNESOTA
     Minneapolis/St.
     Paul, MN(4).........   298     No            --             30          84,000          52,000
                                                                          ------------   ------------
          SUBTOTAL.......                                                    84,000          52,000

     NEW MEXICO
     Albuquerque, NM.....   008     Yes       September, 1999    10         812,000         679,000
     Carlsbad, NM........   068     No            --             10          54,000          38,000
     Clovis, NM..........   087     No            --             30          74,000          55,000
     Farmington,
     NM/Durango, CO......   139     No            --             10         206,000          82,000
     Gallup, NM..........   162     No            --             10         138,000          46,000
     Hobbs, NM...........   191     No            --             30          55,000          42,000
     Las Cruces, NM......   244     Yes       August, 1999       10         251,000         201,000
     Roswell, NM.........   386     No            --             10          81,000          53,000
     Santa Fe, NM........   407     Yes       October, 1999      10         213,000         148,000
                                                                          ------------   ------------
          SUBTOTAL.......                                                 1,884,000       1,394,000

     TEXAS
     Abilene, TX.........   003     Yes       November, 1999     30         256,000         154,000
     Amarillo, TX........   013     Yes       August, 1999       30         403,000         236,000
     Big Spring, TX......   040     No            --             30          34,000          28,000
     Del  Rio/Eagle  Pass,  121     Yes       April, 2000        30         122,000          97,000
     El Paso, TX.........   128     Yes       July, 1999         20         782,000         716,000
     Laredo, TX..........   242     Yes       June, 1999         30         228,000         208,000
     Lubbock, TX.........   264     Yes       August, 1999       30         395,000         275,000
     Midland, TX.........   296     Yes       August, 1999       30         125,000         121,000
     Odessa, TX..........   327     Yes       August, 1999       30         217,000         118,000
     San Angelo, TX......   400     Yes       November, 1999     30         162,000         105,000
                                                                          ------------   ------------
          SUBTOTAL.......                                                 2,724,000       2,058,000

    WISCONSIN
    Appleton/Oshkosh,
    WI...................   018     Yes       November, 2000     30         447,000         326,000
    Eau Claire, WI.......   123     No            --             30         192,000         120,000
    Fond du Lac, WI......   148     Yes       November, 2000     30         164,000         164,000
    Green Bay, WI........   173     Yes       November, 2000     30         347,000         218,000
    La Crosse,
    WI/Winona, MN........   234     No            --             30         312,000         153,000
    Madison, WI(4).......   272     No            --             30         147,000         106,000
    Manitowoc, WI........   276     Yes       November, 2000     30          83,000          80,000
    Milwaukee, WI(4).....   297     No            --             30          85,000          59,000
    Sheboygan, WI........   417     Yes       November, 2000     30         167,000         167,000
    Stevens Point/
    Marshfield/Wisconsin
    Rapids, WI...........   432     No            --             30         214,000         120,000
    Wausau/Rhinelander,
    WI...................   466     No            --             30         244,000         104,000
                                                                          ------------   ------------
         SUBTOTAL....                                                     2,402,000       1,617,000

         TOTAL.......                                                     8,531,000       6,047,000

(1) BTA No. refers to the basic trading area number assigned to that market by the Federal Commissions Commission (the "FCC") for the purposes of issuing licenses for wireless services.

(2) Estimated total residents is based on projections of year-end 2000 population counts calculated by applying the annual growth rate from 1990 to 1999 to estimates of 1999 population counts compiled by the U.S. Census Bureau.

(3) Estimated covered residents are based on our actual or projected network coverage in markets at the launch date using current projections of year-end 2000 population counts calculated by applying the annual growth rate from 1990 to 1999 to estimates of 1999 population counts compiled by the U.S. Census Bureau.

(4) Total residents, covered residents and actual customers for these markets reflect only those residents or customers contained in our territories, not the total residents, covered residents and actual customers in the entire basic trading area.


      Pursuant to our affiliation agreements with Sprint PCS, we have agreed to cover a minimum percentage of the resident population in our territories within specified time periods. We are fully compliant with these build-out requirements and expect to launch our remaining markets ahead of the schedule established in our affiliation agreements with Sprint PCS. As of December 31, 2000, we had 132,940 Sprint PCS subscribers.

NETWORK OPERATIONS

      GENERAL. The effective operation of our portion of the Sprint PCS network requires:


      o  public switched and long distance interconnection;

      o  the implementation of roaming arrangements; and

      o  the development of network monitoring systems.


      Our network connects to the public switched telephone network to facilitate the origination and termination of traffic between our network and both local exchange and long distance carriers. Sprint provides preferred rates for long distance services. Through our arrangements with Sprint PCS and Sprint PCS' arrangements with other wireless service providers, Sprint PCS subscribers based in our territories have roaming capabilities on other networks. We monitor our portion of the Sprint PCS network during normal business hours. For after hours monitoring, Sprint PCS Network Operating Centers provides 24 hours, seven days a week monitoring of our portion of the Sprint PCS network and notification to our designated personnel.


      As of December 31, 2000, our portion of the Sprint PCS network included 392 base stations and seven switching centers.


PRODUCTS AND SERVICES


      We offer products and services throughout our territories under the Sprint and Sprint PCS brand names. Our services are designed to mirror the service offerings of Sprint PCS and to integrate with the Sprint PCS network. The Sprint PCS service packages we currently offer include the following:

      100% DIGITAL WIRELESS NETWORK WITH SERVICE ACROSS THE COUNTRY. We are part of the largest 100% digital wireless personal communications services network in the country. Sprint PCS customers based in our territories may access Sprint PCS services throughout the Sprint PCS network, which includes more than 4,000 cities and communities across the United States. Dual-band/dual-mode handsets allow roaming on wireless networks where Sprint PCS has roaming agreements.

      ACCESS TO THE SPRINT PCS WIRELESS WEB. We support the Sprint PCS Wireless Web in our portion of the Sprint PCS network. The Sprint PCS Wireless Web allows customers with data capable handsets to connect their portable computers or personal digital assistants to the Internet. Sprint PCS customers with data capable handsets also have the ability to receive periodic information updates such as stock prices, sports scores and weather reports. Sprint PCS customers with web-browser enabled handsets have the ability to connect to and browse specially designed text-based Internet sites on an interactive basis.

      OTHER SERVICES. In addition to these services, we may also offer wireless local loop services in our territories, but only where Sprint is not a local exchange carrier. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the Sprint PCS network to take advantage of code division multiple access technology. Sprint PCS conducts ongoing research and development to produce innovative services that are intended to give Sprint PCS a competitive advantage. We may incur additional expenses in modifying our technology to provide these additional features and services.

ROAMING

      SPRINT PCS ROAMING. Non-Sprint PCS roaming includes both inbound Sprint PCS roaming, when a Sprint PCS subscriber based outside of our territories uses our portion of the Sprint PCS network, and outbound Sprint PCS roaming, when a Sprint PCS subscriber based in our territories uses the Sprint PCS network outside of our territories. Sprint PCS pays us a per minute fee for inbound Sprint PCS roaming. Similarly, we pay a per minute fee to Sprint PCS for outbound Sprint PCS roaming. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS has the discretion to change the per minute rate for Sprint PCS roaming fees.

      NON-SPRINT PCS ROAMING. Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network, and outbound non-Sprint PCS roaming, when a Sprint PCS subscriber based in our territories. uses a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider's subscriber uses our portion of the Sprint PCS network, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers' use of our portion of the Sprint PCS network, and as part of our collected revenues, we are entitled to 92% of these fees. Currently, pursuant to our services agreement with Sprint PCS, Sprint PCS bills these wireless service providers for these fees. When another wireless service provider provides service to one of the Sprint PCS subscribers based in our territories, we pay outbound non-Sprint PCS roaming fees. Sprint PCS, pursuant to our current services agreement with Sprint PCS, then bills the Sprint PCS subscriber for use of that provider's network at rates specified in his or her contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

MARKETING STRATEGY

      Our marketing strategy is to complement Sprint PCS' national marketing strategies with techniques tailored to each of the specific markets in our territories.

      USE SPRINT PCS' BRAND EQUITY. We feature exclusively and prominently the nationally recognized Sprint and Sprint PCS brand names in our marketing and sales effort. From the customers' point of view, they use our portion of the Sprint PCS network and the rest of the Sprint PCS network as a unified national network.

      ADVERTISING AND PROMOTIONS. Sprint PCS promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint PCS' national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint PCS and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, and material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint PCS products and services by third party retailers in our territories, such as RadioShack, Circuit City and Best Buy. We must pay the cost of specialized Sprint PCS print advertising by third party retailers. Sprint PCS also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We offer these promotional campaigns to potential customers in our territories.

      SALES FORCE WITH LOCAL PRESENCE. We have established local sales forces to execute our marketing strategy through direct business-to-business contacts, our company-owned retail stores, local distributors and other channels. Our market teams also participate in local clubs and civic organizations such as the Chamber of Commerce, Rotary and Kiwanis.

      SALES AND DISTRIBUTION

      Our sales and distribution plan is designed to exploit Sprint PCS' multiple channel sales and distribution plan and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

      SPRINT PCS RETAIL STORE. As of December 31, 2000, we owned and operated 25 Sprint PCS stores and 5 kiosks at military base locations. These stores provide us with a local presence and visibility in the markets within our territories. Following the Sprint PCS model, these stores are designed to facilitate retail sales, activation, bill collection and customer service.

      SPRINT STORE WITHIN A RADIOSHACK STORE. Sprint has an exclusive arrangement with RadioShack to install a "store within a store," making Sprint PCS the exclusive brand of wireless mobility communications network services using CDMA technology in the 1900 MHz spectrum and products sold through RadioShack stores. As of December 31, 2000, Radio Shack had approximately 107 stores in our territories.

      OTHER NATIONAL THIRD PARTY RETAIL STORES. In addition to RadioShack, we benefit from the distribution agreements established by Sprint PCS with other national and regional retailers such as Best Buy, Circuit City and Target. As of December 31, 2000, these retailers had approximately 184 stores in our territories.

      ELECTRONIC COMMERCE. Sprint PCS maintains an Internet site, www.sprintpcs.com, which contains information on Sprint PCS products and services. A visitor to Sprint PCS' Internet site can order and pay for a handset and select a rate plan. Sprint PCS customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. We will recognize the revenues generated by Sprint PCS customers in our territories who purchase products and services over the Sprint PCS Internet site.

SEASONALITY

      Our business is subject to seasonality because the wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. A number of factors contribute to this trend, including:

      o the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season;

      o the timing of new product and service announcements and introductions;

      o  competitive pricing pressures; and

      o  aggressive marketing and promotions.

TECHNOLOGY

      GENERAL. In 1993, the FCC allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services. Wireless personal communications services differ from traditional analog cellular telephone service principally in that wireless personal communications services systems operate at a higher frequency and employ advanced digital technology. Analog-based systems send signals in which the transmitted signal resembles the input signal, the caller's voice. Digital systems convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital systems also achieve greater frequency reuse than analog systems resulting in greater capacity than analog systems. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

      Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." The FCC has not mandated a universal air interface protocol for wireless personal communications services systems. Wireless personal communications systems operate under one of three principal air interface protocols; code division multiple access, time division multiple access, commonly referred to as TDMA, or global system for mobile communications, commonly referred to as GSM. Time division multiple access and global system for mobile communications are both time division multiple access systems but are incompatible with each other. The code division multiple access system is incompatible with both global system for mobile communications and time division multiple access systems. Accordingly, a subscriber of a system that utilizes code division multiple access technology is unable to use a code division multiple access handset when traveling in an area not served by code division multiple access-based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the analog cellular system in that area. The same issue would apply to users of time division multiple access or global system for mobile communications systems. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

CODE DIVISION MULTIPLE ACCESS TECHNOLOGY

      Sprint PCS' network and its affiliates' networks all use digital code division multiple access technology. We believe that code division multiple access provides important system performance benefits such as:

      GREATER CAPACITY. We believe, based on studies by code division multiple access manufacturers, that code division multiple access systems can provide system capacity that is approximately seven to ten times greater than that of current analog technology and approximately three times greater than time division multiple access and global system for mobile communications systems.

      PRIVACY AND SECURITY. One of the benefits of code division multiple access technology is that it combines a constantly changing coding scheme with a low power signal to enhance call security and privacy.

      SOFT HAND-OFF. Code division multiple access systems transfer calls throughout the code division multiple access network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new base station while maintaining a connection with the base station currently in use. Code division multiple access networks monitor the quality of the transmission received by multiple base stations simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another base station. Analog, time division multiple access and global system for mobile communications networks use a "hard hand-off" and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations.

      SIMPLIFIED FREQUENCY PLANNING. Frequency planning is the process used to analyze and test alternative patterns of frequency used within a wireless network to minimize interference and maximize capacity. Unlike time division multiple access and global system for mobile communications based systems, code division multiple access based systems can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

      LONGER BATTERY LIFE. Due to their greater efficiency in power consumption, code division multiple access handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies.

COMPETITION

      Competition in the wireless communications services industry is intense. We compete with a number of wireless service providers in our markets. We believe that our primary competition is with national wireless providers such as AT & T Wireless Services, Cingular and Voicestream Wireless, Verizon and Altel.

      We also face competition from resellers, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public. The FCC currently requires all cellular and wireless personal communications services licensees to permit resale of carrier services to a reseller.

      In addition, we compete with existing communications technologies such as paging, enhanced specialized mobile radio service dispatch and conventional landline telephone companies in our markets. Potential users of wireless personal communications services systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need to speak to the caller.

      In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable systems. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

      Many of our competitors have significantly greater financial and technical resources and subscriber bases than we do. Some of our competitors also have established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by the Sprint PCS network, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those we offer. Wireless personal communications services operators will likely compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS. Recently, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. We expect this consolidation to lead to larger competitors over time. These larger competitors may have substantial resources or may be able to offer a variety of services to a large customer base.

      Over the past several years the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with Sprint PCS services. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain customers principally on the basis of:

      o the strength of the Sprint and Sprint PCS brand names, services and features;

      o  nationwide network;

      o  our network coverage and reliability; and

      o  CDMA technology.

      Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

      o  new services and technologies that may be introduced;

      o  changes in consumer preferences;

      o  demographic trends;

      o  economic conditions; and

      o  discount pricing strategies by competitors.

INTELLECTUAL PROPERTY

      The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. We use the Sprint and Sprint PCS brand names, the Sprint diamond design logo and other service marks of Sprint in connection with marketing and providing wireless services within our territories. Under the terms of the trademark and service mark license agreements with Sprint and Sprint PCS, we do not pay a royalty fee for the use of the Sprint and Sprint PCS brand names and Sprint service marks.

      Except in certain instances and other than in connection with the national distribution agreements, Sprint PCS has agreed not to grant to any other person a right or license to use the licensed marks in our territories. In all other instances, Sprint PCS reserves the right to use the licensed marks in providing its services within or without our territories.

      The trademark license agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks. See "Item
1. Business -- Our Affiliation Agreements with Sprint PCS: The Trademark and Service Mark License Agreements" for more information on this topic.

ENVIRONMENTAL COMPLIANCE

      Our environmental compliance expenditures primarily result from the operation of standby power generators for our telecommunications equipment and compliance with various environmental rules during network build-out and operations. The expenditures arise in connection with standards compliance or permits which are usually related to generators, batteries or fuel storage. Our environmental compliance expenditures have not been material to our financial statements or to our operations and are not expected to be material in the future.

EMPLOYEES

      As of December 31, 2000, we employed 582 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

OUR AFFILIATION AGREEMENTS WITH SPRINT PCS

      We have entered into four major affiliation agreements with Sprint and Sprint PCS:

      o  a management agreement;

      o  a services agreement; and

      o two trademark and service mark license agreements with different Sprint entities.

      We entered into one set of these agreements with Sprint and Sprint PCS for our territories in the Southwestern part of the United States and another set of these agreements for our territories in Wisconsin. Roberts entered into a set of these agreements for its territories in Illinois, Kansas and Missouri, which we have assumed pursuant to our acquisition of Roberts. WOW entered into a set of these agreements for its territories in Washington and Oregon, which we have assumed pursuant to our acquisition of WOW. As used herein, the term "operating subsidiaries" refers to each of our subsidiaries that have entered into affiliation agreements with Sprint PCS. Unless otherwise indicated below, the description of our affiliation agreements applies to the affiliation agreements for all four of our territories.

      Under our affiliation agreements with Sprint PCS, we have the exclusive right to provide wireless mobility communications network services under the Sprint and Sprint PCS brand names in our territories. Sprint PCS holds the spectrum licenses and controls the network through our agreements with Sprint PCS. Our affiliation agreements with Sprint PCS require us to interface with the Sprint PCS wireless network by building our portion of the Sprint PCS network to operate on the 10, 20 or 30 MHZ of wireless personal communications services frequencies licensed to Sprint PCS in the 1900 MHZ range.

      The following is a description of the material terms and provisions of our affiliation agreements and the consent and agreement with Sprint PCS and Citicorp, that modifies our management agreements for the benefit of Citicorp, as administrative agent, and the holders of the Senior Secured Credit Facility and any refinancing thereof. See "-Consent and Agreement for the Benefit of the Holders of the Senior Secured Credit Facility."

      A breach or event of termination, as the case may be, under any of our affiliation agreements by one of our operating subsidiaries will also constitute a breach or event of termination, as the case may be, by all other operating subsidiaries of the same provision of the applicable affiliation agreement to which each operating subsidiary is a party. Each operating subsidiary only has the right to cure its breach and has no right to cure any breach or event of termination by another operating subsidiary.

THE MANAGEMENT AGREEMENTS

      We entered into one set of management agreements with Sprint and Sprint PCS for our territories in the Southwestern part of the United States and another set of these agreements for our territories in Wisconsin. Roberts entered into a management agreement for its territories in Illinois, Kansas and Missouri, which we have assumed pursuant to our acquisition of Roberts. WOW entered into a management agreement for its territories in Washington and Oregon, which we have assumed pursuant to our acquisition of WOW. Unless otherwise indicated below, the description of our management agreements applies to the management agreements for all four of our territories.

      Under our management agreements with Sprint PCS, we have agreed to:

      o own, construct and manage a wireless personal communications services network in our territories in compliance with FCC license requirements and other technical requirements contained in our management agreements;

      o  distribute Sprint PCS products and services;

      o use Sprint PCS' and our own distribution channels in our territories;

      o  conduct advertising and promotion activities in our territories;
         and

      o manage that portion of Sprint PCS' customer base assigned to our territories.

      Sprint PCS will supervise our wireless personal communications services network operations and has the right to unconditional access to our portion of the Sprint PCS network, including the right to test and monitor any of our facilities and equipment.

      EXCLUSIVITY. We are designated as the only person or entity that can manage or operate a wireless mobility communications network for Sprint PCS in our territories. Sprint PCS is prohibited from owning, operating, building or managing another wireless communications network in our territories while our management agreements are in place and no event has occurred that would permit such agreements to terminate. Sprint PCS is permitted to make national sales to companies in our territories and, as required by the FCC, to permit resale of the Sprint PCS products and services in our territories. Our management agreements prohibit us from interfering with others who resell Sprint PCS products and services in our territories.

      If Sprint PCS decides to expand the geographic size of our build-out within our territories, Sprint PCS must provide us with written notice of the proposed expansion.

      Under our management agreements for our territories in the Southwest, Wisconsin, and the territories we assumed pursuant to our acquisition of Roberts, we have a 90-day right of first refusal to build out the proposed expansion area. If we choose not to build out the proposed area, then Sprint PCS may build out the area itself or allow another Sprint PCS network partner to do so.

      Under our management agreement for the territories we assumed pursuant to our acquisition of WOW, we have agreed to build out any proposed expansion area. Sprint PCS has agreed not to require any new coverage during the first two years of such management agreement or to require coverage that exceeds the capacity and footprint parameters that Sprint PCS has adopted for all its comparable markets. The management agreement also contains a mechanism for us to appeal to Sprint PCS if the build-out is not economically advantageous for us. If we fail to build out the proposed expansion area, Sprint PCS has the termination rights described below under "-Termination of Management Agreements."

      NETWORK BUILD-OUT. Our management agreements specify the terms of the Sprint PCS affiliation, including the required network build-out plan. We have agreed to cover a specified percentage of the population within each of the markets, which make up our territories by specified dates. Our current build-out plans will satisfy the network build-out requirements set forth in our management agreements.

      If technically feasible and commercially reasonable, we have agreed to provide for a seamless handoff of a call initiated in our territories to a neighboring Sprint PCS network. Our management agreements require us to reimburse Sprint PCS one-half of the microwave clearing costs for our territories.

      PRODUCTS AND SERVICES. Our management agreements identify the products and services that we can offer in our territories. These services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreements, or as modified by Sprint PCS. We are allowed to sell wireless products and services that are not Sprint PCS products and services if those additional products and services do not cause distribution channel conflicts or, in Sprint PCS' sole determination, consumer confusion with Sprint PCS' products and services. We also cannot sell non-Sprint PCS products and services if it would hamper our build-out of the network. Under our management agreement for our Wisconsin territories, if Sprint PCS begins to offer nationally a product or service that we already offer, then that product or service will be considered to be a Sprint PCS product or service.

      We may also sell services such as specified types of long distance service, Internet access, handsets, and prepaid phone cards with Sprint, Sprint PCS and other Sprint network partners. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier unless we name the Sprint-owned local exchange carrier as the exclusive distributor or Sprint PCS approves the terms and conditions. Sprint does not own the local exchange carrier in a majority of the markets in our territories.

      NATIONAL SALES PROGRAMS. We must participate in the Sprint PCS sales programs for national sales to customers, and will pay the expenses and receive the compensation from Sprint PCS sales to national accounts located in our territories. We must use Sprint's long distance service, which we can buy at the best prices offered to comparably situated Sprint customers.

      SERVICE PRICING, ROAMING AND FEES. We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS' "Free & Clear" plans. We are permitted to establish our own local price plans for Sprint PCS' products and services offered only in our territories, subject to Sprint PCS' approval. We are entitled to receive a weekly fee from Sprint PCS equal to 92% of "collected revenues" for all obligations under our management agreements, adjusted by the cost of customer services provided to us by Sprint PCS. "Collected revenues" include revenue from Sprint PCS subscribers based in our territories and inbound non-Sprint PCS roaming. Sprint PCS will retain 8% of the collected revenues. Outbound non-Sprint PCS roaming revenue, inbound and outbound Sprint PCS roaming fees, proceeds from the sales of handsets and accessories, proceeds from sales not in the ordinary course of business, amounts collected with respect to taxes and, for our Wisconsin territories only, proceeds from sales of our products and services, are not considered collected revenues. Except in the case of taxes, we will retain 100% of these revenues. Many Sprint PCS subscribers purchase bundled pricing plans that allow Sprint PCS roaming anywhere on the Sprint PCS network without incremental Sprint PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a Sprint PCS subscriber from outside our territories enters our territories and uses our services. We will earn revenue from Sprint PCS based on a per minute rate established by Sprint PCS when Sprint PCS' or its affiliates' subscribers roam on our portion of the Sprint PCS network. Similarly, we will pay the same rate for every minute Sprint PCS subscribers who are based in our territories use the Sprint PCS network outside our territories. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third party roaming agreements.

      VENDOR PURCHASE AGREEMENTS. We may participate in discounted volume-based pricing on wireless-related products and warranties Sprint PCS receives from its vendors. Sprint PCS will use commercially reasonable efforts to obtain for us the same prices as Sprint PCS receives from its vendors.

      ADVERTISING AND PROMOTIONS. Sprint PCS uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from the national advertising at no additional cost to us. In addition to Sprint PCS' national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint PCS and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements and incremental printing costs. Sprint PCS also runs numerous promotional campaigns, which provide customers with benefits such as additional features at the same rate or free minutes of use for, limited time periods. We offer these promotional campaigns to potential customers in our territories.

      PROGRAM REQUIREMENTS. We must comply with Sprint PCS' program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Sprint PCS can adjust the program requirements at any time. We have the right to appeal to the management of Sprint PCS if adjustments to program requirements will:

      o cause us to incur a cost exceeding 5% of the sum of our stockholders' equity plus our outstanding long term debt; or

      o cause our operating expenses on a per-unit basis using a ten year time frame to increase by more than 10% on a net present value basis.

      If Sprint PCS denies our appeal and we fail to comply with the program adjustment, Sprint PCS has the termination rights described below under "-Termination of Management Agreements."

      Under our management agreements for our Wisconsin and Southwest territories, Sprint PCS has agreed that it will use commercial reasonableness to adjust the Sprint PCS retail store and customer service requirements for cities located within those territories that have a population of less than 100,000.

      NON-COMPETITION. We may offer Sprint PCS products and services outside our territories without the prior written approval of Sprint PCS. We may offer, market or promote telecommunications products and services within our territories only under the Sprint PCS brands, our own brand, brands of our related parties or other products and services approved under our management agreements, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have or will obtain licenses to provide wireless personal communications services outside our territories, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS.

      INABILITY TO USE NON-SPRINT PCS BRAND. We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers or as otherwise permitted under the Trademark and Service Mark License Agreements.

      TRANSFER OF SPRINT PCS NETWORK. Sprint PCS can sell, transfer or assign its wireless personal communications services network to a third party if the third party agrees to be bound by the terms of our management agreements and our services agreements.

      CHANGE IN CONTROL. Sprint PCS must approve our change in control, but this consent cannot be unreasonably withheld.

      RIGHTS OF FIRST REFUSAL. Sprint PCS has rights of first refusal, without further stockholder approval, to buy our assets upon a proposed sale of all or substantially all of our assets used in the operation of our portion of the Sprint PCS network.

      TERM. Each of our management agreements has an initial term of 20 years with three 10-year renewal options, which would lengthen each of our management agreements to a total term of 50 years. The three 10-year renewal terms automatically occur unless either Sprint PCS or we provide the other with two years prior written notice to terminate the agreement or unless we are in material default of its obligations under such agreement.

      TERMINATION OF OUR MANAGEMENT AGREEMENTS. Our management agreements can be terminated as a result of the following events:

      o  termination of Sprint PCS' spectrum licenses;

      o  an uncured breach under our management agreements;

      o  bankruptcy of a party to our management agreements;

      o our management agreements not complying with any applicable law in any material respect; or

      o the termination of any of our trademark and service mark license agreements.

      The termination or non-renewal of our management agreements triggers some of our rights and some of those of Sprint PCS. The right of either party to require the other party to purchase or sell the operating assets is discussed below.

      If we have the right to terminate our management agreements because of an event of termination caused by Sprint PCS, generally we may:

      o require Sprint PCS to purchase all of our operating assets used in connection with our portion of the Sprint PCS network for an amount equal to at least 80% of our "entire business value" as defined below;

      o in all areas in our territories where Sprint PCS is the licensee for 20 MHZ or more of the spectrum on the date it terminates our management agreements, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHZ of licensed spectrum for an amount equal to the greater of either the original cost to Sprint PCS of the license plus any microwave clearing costs paid by Sprint PCS or 9% of our "entire business value;" or

      o choose not to terminate our management agreements and sue Sprint PCS for damages or submit the matter to arbitration.

      If Sprint PCS has the right to terminate our management agreements because of an event of termination caused by us, generally Sprint PCS may:

      o require us, without further stockholder approval, to sell our operating assets to Sprint PCS for an amount equal to 72% of our "entire business value";

      o require us to purchase, subject to governmental approval, the licensed spectrum in our territories for an amount equal to the greater of either the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or 10% of our "entire business value";

      o take any action as Sprint PCS deems necessary to cure its breach of our management agreements, including assuming responsibility for, and operating, our portion of the Sprint PCS network; or

      o not terminate our management agreements and sue us for damages or submit the matter to arbitration.

      In connection with the Senior Secured Credit Facility, Sprint PCS entered into a consent and agreement with Citicorp, that modifies Sprint PCS' rights and remedies under our affiliation agreements for the benefit of Citicorp, as administrative agent, and the holders of the Senior Secured Credit Facility and any refinancing thereof. The consent and agreement with Citicorp provides, among other things, that our affiliation agreements generally may not be terminated by Sprint PCS until all our outstanding indebtedness under the Senior Secured Credit Facility is satisfied in full pursuant to the terms of the consent and agreement. See "-Consent and Agreement for the Benefit of the Holders of the Senior Secured Credit Facility."

      NON-RENEWAL. If Sprint PCS gives us timely notice that it does not intend to renew our management agreements, we may:

      o require Sprint PCS to purchase all of our operating assets used in connection with our portion of the Sprint PCS network for an amount equal to 80% of our "entire business value"; or

      o in all areas in our territories where Sprint PCS is the licensee for 20 MHZ or more of the spectrum on the date it terminates such management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHZ of licensed spectrum for an amount equal to the greater of either the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or 10% of our "entire business value."

      If we give Sprint PCS timely notice of non-renewal, or we and Sprint PCS both give notice of non-renewal, or any of our management agreements expire with neither party giving a written notice of non-renewal, or if any of our management agreements can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may:

      o purchase all of our operating assets, without further stockholder approval, for an amount equal to 80% of our "entire business value"; or

      o require us to purchase, subject to governmental approval, the licensed spectrum in our territories for an amount equal to the greater of either the original cost to Sprint PCS of the license plus any microwave clearing costs paid by Sprint PCS or 10% of our "entire business value."

      DETERMINATION OF ENTIRE BUSINESS VALUE. If our "entire business value" is to be determined, Sprint PCS and we will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine our "entire business value" on a going concern basis using the following principles:

      o the "entire business value" is based on the price a willing buyer would pay a willing seller for the entire on-going business;

      o then-current customary means of valuing a wireless telecommunications business will be used;

      o the business is conducted under the Sprint and Sprint PCS brands and our affiliation agreements with Sprint PCS;

      o that we own the spectrum and frequencies presently owned by Sprint PCS and subject to our affiliation agreements with Sprint PCS; and

      o the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and those businesses will not be included in the sale.

      INSURANCE. We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under our management agreement and who are reasonably acceptable to Sprint PCS, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

      INDEMNIFICATION. We have agreed to indemnify Sprint PCS and its directors, employees and agents and related parties of Sprint PCS and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreements or any other agreement between such us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under such agreement, except we will not be obligated to indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, employees and agents against all claims against any of the foregoing arising from Sprint PCS' violation of any law and from Sprint PCS' breach of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint PCS, except Sprint PCS will not be obligated to indemnify us for any claims arising solely from our negligence or willful misconduct.

      DISPUTE RESOLUTION. If the parties cannot resolve any dispute between themselves and our management agreements does not provide a remedy, then either party may require that any dispute be resolved by a binding arbitration.

THE SERVICES AGREEMENTS

      We entered into one set of services agreements with Sprint and Sprint PCS for our territories in the Southwestern part of the United States and another set of these agreements for our territories in Wisconsin. Roberts entered into a services agreement for its territories in Illinois, Kansas and Missouri, which we have assumed pursuant to our acquisition of Roberts. WOW entered into a services agreement for its territories in Washington and Oregon, which we have assumed pursuant to our acquisition of WOW. Unless otherwise indicated below, the description of our services agreements applies to the services agreements for all four of our territories.

      Our services agreements outline various back office services provided by Sprint PCS and available to us for an adjustment to our 92% fee. Sprint PCS can change the amount of adjustment for any or all of the services one time in any twelve month period. We have the option to cancel a service upon notification of a fee increase, and if we decide to cancel the service, then Sprint PCS, at our option, must continue to provide that service for nine months at the original price. Some of the available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-territories fees. Sprint PCS offers three packages of available services. Each package identifies which services must be purchased from Sprint PCS and which may be purchased from a vendor or provided in-house. Essentially, services such as billing, activation and customer care must all be purchased from Sprint PCS or none may be purchased from Sprint PCS. We have chosen to initially delegate the performance of these services to Sprint PCS, but we may develop an independent capability with respect to these services over time. Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint PCS in connection with any other business or outside our territories. We may discontinue use of any service upon three months' prior written notice, while Sprint PCS must give nine months notice if it will no longer offer any service.

      We have agreed with Sprint PCS to indemnify each other as well as affiliates, officers, directors and employees for violations of law or the services agreements except for any liabilities resulting from the negligence or willful misconduct of the person seeking to be indemnified or its representatives. Our services agreements also provide that no party will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, such services agreement except as may otherwise be required by the indemnification provisions. Our services agreements automatically terminate upon termination of our management agreements, and neither party may terminate the services agreements for any reason other than the termination of the management agreements.

THE TRADEMARK AND SERVICE MARK LICENSE AGREEMENTS

      We entered into one set of trademark and service mark license agreements with Sprint and Sprint PCS for our territories in the Southwestern part of the United States and another set of these agreements for our territories in Wisconsin. Roberts entered into a trademark and service mark license agreement for its territories in Illinois, Kansas and Missouri, which we have assumed pursuant to our acquisition of Roberts. WOW entered into a trademark and service mark license agreement for its territories in Washington and Oregon, which we have assumed pursuant to our acquisition of WOW. Unless otherwise indicated below, the description of the trademark and service mark license agreements applies to the trademark and service mark license agreements for all four of our territories.

      We have a non-transferable license to use, at no additional cost to us, the Sprint and Sprint PCS brand names and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear Across the Nation" on Sprint PCS products and services. We believe that the Sprint and Sprint PCS brand names and symbols enjoy a high degree of recognition, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and Sprint PCS and use of the licensed marks in a manner, which would not reflect adversely on the image of quality symbolized, by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our territories of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's and Sprint PCS' enforcement of their respective rights. We have agreed with Sprint and Sprint PCS that we will indemnify the other for losses incurred in connection with a material breach of the trademark license agreements between Sprint, Sprint PCS and us. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

      Sprint and Sprint PCS can terminate our trademark and service mark license agreements if we file for bankruptcy or materially breach our agreement or if our management agreements are terminated. We can terminate our trademark and service mark license agreements upon Sprint's or Sprint PCS' abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy or our management agreements are terminated. However, Sprint and Sprint PCS can assign their interests in the licensed marks to a third party if that third party agrees to be bound by the terms of our trademark and service mark license agreements.

CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE SENIOR SECURED CREDIT FACILITY

      Sprint PCS entered into a consent and agreement with Citicorp, as administrative agent, that modifies Sprint PCS' rights and remedies under our affiliation agreements with Sprint PCS, for the benefit of Citicorp and the holders of the Senior Secured Credit Facility and any refinancing thereof.

      The consent and agreement between Sprint PCS and Citicorp generally provides, among other things, the following:

      o Sprint PCS' consent to the pledge of substantially all of our assets, including our rights in our affiliation agreements with Sprint PCS;

      o that our affiliation agreements with Sprint PCS may not be terminated by Sprint PCS until all outstanding obligations under the Senior Secured Credit Facility are satisfied in full pursuant to the terms of the consent and agreement, unless our operating subsidiaries or assets are sold to a purchaser who does not continue to operate the business as a Sprint PCS network affiliate, which sale requires the approval of Citicorp;

      o Sprint PCS may not exercise its right under our management agreements to purchase our assets until all obligations pursuant to the Senior Secured Credit Facility have been paid in full in cash and all commitments to advance credit under such facility have been terminated or have expired. However, Sprint PCS retains the option to purchase our assets if it first pays all obligations under the Senior Secured Credit Facility and such facility is terminated in connection with such payment;

      o for redirection of payments due to us under our management agreements from Sprint PCS to Citicorp during the continuation of any default by us under the Senior Secured Credit Facility;

      o for Sprint PCS and Citicorp to provide to each other notices of default by us under our management agreements and the Senior Secured Credit Facility, respectively;


      o the ability to appoint interim replacements, including Sprint PCS or a designee of the administrative agent under the Senior Secured Credit Facility, to operate our portion of the Sprint PCS network under our affiliation agreements after an event of default under the Senior Secured Credit Facility or an event of termination under our affiliation agreements;


      o subject to certain requirements and limitations, the ability of Sprint PCS to assign our affiliation agreements with Sprint PCS and sell our assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries to a qualified purchaser that is not a major competitor of Sprint PCS or Sprint, free of the restrictions on assignment and change of control in our management agreements, if our obligations under the Senior Secured Credit Facility have been accelerated after a default by us; and

      o subject to certain requirements and limitations, that if Sprint PCS enters into consent and agreement documents with similarly-situated lenders that have provisions that are more favorable to the lender, Sprint PCS will give Citicorp written notice of the amendments and will amend our consent and agreement with Citicorp in the same manner at Citicorp's request; consequently, from time to time, Citicorp and Sprint PCS may modify our consent and agreement so that it will contain terms and conditions more favorable to Citicorp.

      SPRINT PCS' RIGHT TO PURCHASE ON ACCELERATION OF AMOUNTS OUTSTANDING UNDER THE SENIOR SECURED CREDIT FACILITY. Subject to the requirements of applicable law, so long as the Senior Secured Credit Facility remains outstanding, Sprint PCS has the right to purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries, upon its receipt of notice of an acceleration of the Senior Secured Credit Facility, under the following terms:

      o Sprint PCS elects to make such a purchase within a specified period;

      o the purchase price is the greater of an amount equal to 72% of our "entire business value" or the amount we owe under the Citicorp Senior Secured Credit Facility;

      o if Sprint PCS has given notice of its intention to exercise the purchase right, then the administrative agent is prohibited for a specified period after the acceleration, or until Sprint PCS rescinds its intention to purchase, from enforcing its security interest; and

      o if we receive a written offer that is acceptable to us to purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries after the acceleration, then Sprint PCS has the right to purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries, as the case may be, on terms at least as favorable to us as the offer we receive. Sprint PCS must agree to purchase the operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries within 14 business days of its receipt of the offer, on acceptable conditions, and in an amount of time acceptable to us and Citicorp.

      Upon acceleration of the Senior Secured Credit Facility, Sprint also has the right to purchase the obligations under the Senior Secured Credit Facility by repaying such obligations in full in cash.

      SALE OF OPERATING ASSETS OR THE PARTNERSHIP INTERESTS, MEMBERSHIP INTERESTS OR OTHER EQUITY INTERESTS OF OUR OPERATING SUBSIDIARIES TO THIRD PARTIES. If Sprint PCS does not purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries after an acceleration of the obligations under the Senior Secured Credit Facility, then Citicorp may sell our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries. Subject to the requirements of applicable law, including the law relating to foreclosures of security interests, Citicorp has two options:

      o to sell our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries to an entity that meets the requirements to be our successor under our affiliation agreements with Sprint PCS; or

      o to sell our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries to any third party, subject to specified conditions.


REGULATORY ENVIRONMENT


REGULATION OF THE WIRELESS TELECOMMUNICATIONS INDUSTRY

      The FCC can have a substantial impact upon entities that manage wireless personal communications service systems and/or provide wireless personal communications services because the FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States.

      The FCC has promulgated, and is in the process of promulgating, a series of rules, regulations and policies to, among other things:

      o grant or deny licenses for wireless personal communications service frequencies;

      o grant or deny wireless personal communications service license renewals;

      o rule on assignments and/or transfers of control of wireless personal communications service licenses;

      o govern the interconnection of wireless personal communications service networks with other wireless and wireline service providers;

      o  establish access and universal service funding provisions;

      o impose fines and forfeitures for violations of any of the FCC's rules; and

      o regulate the technical standards of wireless personal communications services networks.

      The FCC currently prohibits a single entity from having an attributable interest (defined as any general partnership interest or 20% or greater equity or voting interest or certain other business relationships) in broadband wireless personal communications service, cellular and specialized mobile radio (SMR) licenses totaling more than 45 MHZ in any geographic area. The 45 MHZ cap is raised to 55 MHZ for overlaps involving cellular Rural Service Areas. The 20% cap is raised to 40% where the owner is an investment company, a small business or a rural telephone company. The geographic areas at issue are PCS licensed service areas where there are overlaps involving 10% or more of the population of such service area. An entity, such as us, that manages the operations of a broadband PCS, cellular, or SMR licensee pursuant to a management agreement is also considered to have an attributable interest in the system it manages.

TRANSFERS  AND  ASSIGNMENTS  OF  WIRELESS   PERSONAL   COMMUNICATIONS
SERVICES LICENSES

      The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a wireless personal communications service license. This means that we and our stockholders will receive advance notice of any and all transactions involved in transferring control of Sprint PCS or the assignment of some or all of the wireless personal communications service licenses held by Sprint PCS. The FCC proceedings afford us and our stockholders an opportunity to evaluate proposed transactions well in advance of closing, and to take actions necessary to protect their interests. Non-controlling interests in an entity that holds a wireless personal communications service license or operates wireless personal communications service networks generally may be bought or sold without prior FCC approval. In addition, the FCC requires only post-consummation notification of pro forma assignments or transfers of control of certain commercial mobile radio service licenses.

CONDITIONS OF WIRELESS PERSONAL COMMUNICATIONS SERVICES LICENSES

      All wireless personal communications service licenses are granted for ten year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHZ broadband wireless personal communications service licensees must construct facilities that offer coverage to one-third of the population in their licensed areas within five years and to two-thirds of the population in such areas within ten years, and all 10 MHZ broadband wireless personal communications services licensees must construct facilities that offer coverage to at least one-quarter of the population in their licensed areas within five years or make a showing of "substantial service" within that five-year period.

      If the build-out requirements are not met, wireless personal communications service licenses could be forfeited. The FCC also requires licensees to maintain control over their licenses. Our affiliation agreements with Sprint PCS reflect management agreements that the parties believe meet the FCC requirements for licensee control of licensed spectrum.

      If the FCC were to determine that our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements to the extent necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be so modified, the agreements may be terminated pursuant to their terms. The FCC could also impose monetary penalties on Sprint PCS, and possibly revoke one or more of the Sprint PCS licenses.

WIRELESS PERSONAL COMMUNICATIONS SERVICES LICENSE RENEWAL

      Wireless personal communications service licensees can renew their licenses for additional ten year terms. Wireless personal communications service renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford wireless personal communications services renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the wireless personal communications service renewal applicant has:

      o  provided "substantial service" during its license term; and

      o substantially complied with all applicable laws and Federal Communications Commission rules and policies.

      The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC's renewal expectancy and procedures make it very likely that Sprint PCS will retain the wireless personal communications service licenses that we manage for the foreseeable future.

INTERCONNECTION

      The FCC has the authority to order interconnection between commercial mobile radio services, commonly referred to as CMRS, providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to provide reciprocal compensation to commercial mobile radio service providers for the termination of traffic. Using these rules, we will assist Sprint PCS in the negotiation of interconnection agreements for the Sprint PCS network in their market area with all of the Bell operating companies, including Verizon and several smaller independent local exchange carriers. Interconnection agreements are negotiated on a state-wide basis.

      If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC rules and rulings, as well as the state arbitration proceedings, will directly impact the nature and cost of the facilities necessary for interconnection of the Sprint PCS systems with local, national and international telecommunications networks. They will also determine the nature and amount of revenues that we and Sprint PCS can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

OTHER FCC REQUIREMENTS

      In June 1996, the FCC adopted rules that prohibit broadband wireless personal communications services providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations will automatically expire on November 24, 2002. These existing resale requirements and their expiration may somewhat affect the number of resellers competing with Sprint PCS and its managers and affiliates in various markets. However, to date, wireless resellers have not significantly impacted wireless service providers. Any losses in retail customers have been offset, in major part, by increases in wireless customers, traffic and wholesale revenues.

      The FCC also adopted rules in June 1996 that require local exchange and most commercial mobile radio services providers, to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. The FCC requires most commercial mobile radio service providers to implement wireless service provider number portability where requested in the 100 largest metropolitan areas in the United States by November 24, 2002. Most commercial mobile radio service providers are required to implement nationwide roaming by November 24, 2002 as well. The FCC currently requires most commercial mobile radio service providers to be able to deliver calls from their networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability Fund. Implementation of wireless service provider number portability will require wireless personal communications service providers like us and Sprint PCS to purchase more expensive switches and switch upgrades. However, it will also enable existing cellular customers to change to wireless personal communications services without losing their existing wireless telephone numbers, which should make it easier for wireless personal communications service providers to market their services to existing cellular users.

      The FCC has adopted rules permitting broadband wireless personal communications service and other commercial mobile radio service providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local exchange carriers. This creates new markets and revenue opportunities for Sprint PCS and its managers and affiliates and other wireless providers, and may do so increasingly in future years. In June 1996, the FCC adopted rules requiring broadband wireless personal communications services and other commercial mobile radio services providers to implement enhanced emergency 911 capabilities within 18 months after the effective date of the FCC's rules. The full compliance with these rules must occur by October 1, 2001. Further waivers of the enhanced emergency 911 capability requirements may be obtained by individual service providers by filing a waiver request. The FCC's waivers and extensions are enabling us, Sprint PCS and other commercial mobile radio services industry members to delay emergency 911 implementation until the required equipment becomes more functional and less expensive. However, at a more reasonable future cost, emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities.

      On October 12, 2000, the FCC adopted several measures designed to remove obstacles to competitive access to customers and facilities in commercial multiple tenant environments, including the following:

      o The FCC forbade telecommunications carriers in commercial settings from entering into exclusive contracts with building owners, including contracts that effectively restrict premises owners or their agents from permitting access to other telecommunications service providers.

      o The FCC determined that utilities, including LECs must afford telecommunications carriers and cable service providers reasonable and nondiscriminatory access to conduits and rights-of-way located in customer buildings and campuses, to the extent such conduits and rights-of-way are owned or controlled by the utility.

      The FCC also issued a further notice of proposed rulemaking seeking comment on whether it should adopt additional rules in this area, including extending certain regulations to include residential as well as commercial buildings. The final result of this proceeding could affect the availability and pricing of sites for the Company's antennae and those of its competitors.

COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT ACT

      The Communications Assistance for Law Enforcement Act, or CALEA, enacted in 1994 requires wireless personal communications services and other telecommunications service providers to meet capability and capacity requirements needed by federal, state and local law enforcement to preserve their electronic surveillance capabilities. Wireless personal communications service providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025, by June 30, 2000, and with recently adopted additions by September 30, 2001. Wireless personal communications services providers must comply with the CALEA capability requirements by September 30, 2001. In addition, most wireless personal communications service providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capacity requirements, but several bills pending in Congress may expand reimbursement rights if they are enacted. Finally, the Federal Bureau of Investigation has been discussing with the industry options for further deferring CALEA compliance requirements in geographic areas with minimal or nonexistent electronic surveillance needs.

      In addition, the FCC is considering petitions from numerous parties to establish and implement technical compliance standards pursuant to CALEA requirements. In sum, CALEA capability and capacity requirements are likely to impose some additional switching and network costs upon Sprint PCS and its managers and affiliates and other wireless entities. However, it is possible that some of these costs will be reduced or delayed if current law enforcement or legislative initiatives are adopted and implemented during 2000 or thereafter.

OTHER FEDERAL REGULATIONS

      Sprint PCS and its managers and affiliates must bear the expense of compliance with FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause some of the Company's base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act. The FCC is required to implement this Act by requiring service providers to meet land use and radio emissions standards.

REVIEW OF UNIVERSAL SERVICE REQUIREMENTS

      The FCC and certain states have established "universal service" programs to ensure that affordable, quality telecommunications services are available to all Americans. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint PCS' "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint PCS total federal and state universal service assessments or its ability to recover from the universal service fund. However, some wireless entities are seeking state commission designation as "eligible telecommunications carriers," enabling them to receive federal and state universal service support, and are preparing to compete aggressively with wireline telephone companies for universal service revenue. Because we manage substantial rural areas for Sprint PCS, it is likely to receive revenues in the future from federal and state universal service support funds that are much greater than the reductions in its revenues due to universal service contributions paid by Sprint PCS.

PARTITIONING; DISAGGREGATION

      FCC rules allow broadband wireless personal communications services licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties. These rules may enable us to purchase wireless personal communications service spectrum from Sprint PCS and other wireless personal communications services licensees as a supplement or alternative to the existing management arrangements.

WIRELESS FACILITIES SITING

      States and localities are not permitted to regulate the placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of those services. In addition, so long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. These rules are designed to make it possible for Sprint PCS and its managers and affiliates and other wireless entities to acquire necessary tower sites in the face of local zoning opposition and delays. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

EQUAL ACCESS

      Wireless providers are not required to provide long distance carriers with equal access to wireless customers for the provision of toll services. This enables us and Sprint PCS to generate additional revenues by reselling the toll services of Sprint PCS and other interexchange carriers from whom we can obtain favorable volume discounts. However, the FCC is authorized to require unblocked access to toll service providers subject to certain conditions.

STATE REGULATION OF WIRELESS SERVICE

      Section 332 of the Communications Act preempts states from regulating the rates and entry of commercial mobile radio service providers. Section 332 does not prohibit a state from regulating the other terms and conditions of commercial mobile services, including consumer billing information and practices, billing disputes and other consumer protection matters. However, states may petition the FCC to regulate those providers and the FCC may grant that petition if the state demonstrates that:

      o market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

      o such market conditions exist and commercial mobile radio service is a replacement for a substantial portion of the landline telephone service within the state.

      To date, the FCC has granted no such petition. To the extent Sprint PCS and its managers and affiliates provide fixed wireless service, we may be subject to additional state regulation. These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certification and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry.

ITEM 2.  PROPERTIES.

      Our headquarters are located in Lubbock, Texas and we lease space in a number of locations, primarily for our Sprint stores, base stations and switching centers. As of December 31, 2000 we leased 25 retail stores and 7 switching centers. As of December 31, 2000, we leased space on 486 towers and owned 4 towers. We collocate with other wireless service providers on approximately 53% of our towers. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.


      There are no legal proceedings to which we or any of our subsidiaries are a party, or to which any of our properties are subject, other than routine litigation incident to our business which is not material to our consolidated financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      No matters were submitted to a vote of shareholders during the fourth quarter of 2000.


                                  PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.


      Our common stock has traded on The Nasdaq National Market under the symbol "APCS" since February 3, 2000. Prior to that date, there was no public market for our common stock. No quoted market prices for our common stock are available for the years ended December 31, 1999 and 1998. The following table set forth, for the periods indicated, the range of high and low sales prices for our common stock as reported on The Nasdaq National Market.

                     December 31, 2000         Price Range of Common
                     Fiscal Year Ended                  Stock
                     -----------------         ---------------------
                                               High        Low
                                              ------       ------
                     Fourth Quarter           $16.88       $ 6.13
                     Third Quarter            $27.50       $12.50
                     Second Quarter           $41.00       $11.81
                     First Quarter            $43.63       $22.19

      On March 26, 2001, the last reported sales price of our common stock as reported on The Nasdaq National Market was $10.06 per share. On March 26, 2001, there were 227 holders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock or other securities. We do not expect to pay cash dividends on our capital stock in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future dividends, if any, will be determined by our board of directors and will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors that our board of directors considers relevant.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

      We commenced our initial public offering on February 3, 2000 pursuant to a Registration Statement on Form S-1, file no. 333-89995, that was declared effective on February 2, 2000. On February 8, 2000, we consummated the offering. The managing underwriters of the public offering were Salomon Smith Barney Inc., Lehman Brothers Inc., Credit Suisse First Boston Corporation and Deutsche Bank Securities Inc. In the offering, we registered and sold an aggregate of 12,321,100 shares of our common stock, including 1,607,100 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold was approximately $208.6 million. Our net proceeds, after accounting for approximately $13.3 million in underwriting discounts and commissions and approximately $1.0 million in other expenses, were approximately $194.3 million.

      Through our subsidiary, Alamosa (Delaware), Inc., we commenced our sale of the 2000 Senior Discount Notes on February 3, 2000 pursuant to a Registration Statement on Form S-1, file no. 333-93499, that was declared effective on February 2, 2000. On February 8, 2000, we consummated the offering. The managing underwriters of the sale of the 2000 Senior Discount Notes were Salomon Smith Barney Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc. In the offering, we registered and sold $350 million aggregate principal amount at maturity of the 2000 Senior Discount Notes at an aggregate price to the public of $187.1 million. Our net proceeds from the sale of the 2000 Senior Discount Notes, after accounting for approximately $6.1 million in underwriting discounts and commissions and other offering expenses, were approximately $181 million.

ITEM 6.  SELECTED FINANCIAL DATA.


      The selected financial data presented below under the captions "Statement of Operations Data," "Per Share Data," and "Balance Sheet Data" have been derived from the consolidated balance sheets at December 31, 2000, 1999 and 1998, and the related statements of operations for the years ended December 31, 2000 and 1999, and the period from July 16, 1998 (inception) to December 31, 1998, and the notes thereto appearing elsewhere herein.

      It is important that you also read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements for the periods ended December 31, 2000, 1999 and 1998, and the related notes.


                                                                          FOR THE PERIOD
                                                                           JULY 16, 1998
                            FOR THE YEAR ENDED    FOR THE YEAR ENDED    (INCEPTION) THROUGH
                            DECEMBER 31, 2000      DECEMBER 31, 1999     DECEMBER 31, 1998
                            ------------------    ------------------     -------------------
                               (DOLLARS IN THOUSAND EXCEPT PER SHARE DATA AND OTHER DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
   Service revenues......        $73,500                 $6,534                 $ --
   Product sales.........          9,200                  2,450                   --
                                  ------                 ------                 ----
                                  82,700                  8,984                   --
                                  ------                 ------                 ----
  Cost and expenses:
   Cost of service and
   operations............         55,430                  8,700                   --
   Cost of product sales.         20,524                  5,939                   --
   Selling and marketing.         46,514                 10,811                   --
   General and
   administration........         14,352                 11,149                  956
   Depreciation and
   amortization..........         12,530                  3,057                    2
   Terminated merger and
   acquisition costs.....          2,247                     --                   --
                                 --------                ------                 ----
                                 151,597                 39,656                  958
                                 --------                ------                 ----
  Operating loss.........        (68,897)               (30,672)                (958)
  Net loss...............        (80,188)               (32,836)                (924)

PER SHARE DATA:
  Basic and diluted net
  loss per share of
  common stock(1)........        $ (1.33)                    --                   --
  Basic and diluted pro
  forma net loss per
  share of common stock
  (1)....................             --                   (.68)(2)             (.02)(2)

OTHER DATA:
  Number of subscribers at
  end of period..........        132,940                 31,876                   --


                                  AS OF             AS OF             AS OF
                            DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998
                            -----------------  -----------------  -----------------
BALANCE SHEET DATA:
  Cash and cash equivalents...  $   141,768         $   5,656        $   13,529
  Property and equipment,
  net.........................      228,983            84,714             2,093
  Total assets................      458,398           104,492            15,674
  Short-term debt(3)..........           36               385                44
  Long-term debt..............      264,843(5)         72,753(4)            708(6)
  Total liabilities...........      327,000            93,052             1,598
  Equity......................      131,398            11,440            14,076

(1) Diluted weighted average shares outstanding exclude the common shares issuable on the exercise of stock options because inclusion would have been antidilutive. The presentation of the pro forma net loss per share of common stock gives effect to adjustments for federal and state income taxes as if Alamosa had been taxed as a C Corporation for the year ended December 31, 1999 and for the period July 16, 1998 (inception) through December 31, 1998.


(2) Reflects the February 2000 reorganization of Alamosa PCS, LLC from a limited liability company to a corporation as if it had occurred upon inception.

(3) Reflects capital lease obligations of $35,778 as of December 31, 2000. Reflects notes payable of $363,665 and capital lease obligations of $21,818 as of December 31, 1999 and notes payable of $23,637 and capital lease obligations of $20,145 as of December 31, 1998.

(4) Reflects indebtedness incurred under the EDC credit facility of $71,876,379, capital lease obligations of $827,024 and other long term notes payable of $50,035.

(5) Reflects indebtedness incurred under the EDC credit facility of $54,524,224, capital lease obligations of $1,038,614 and senior discount notes of $209,279,908.

(6)   Reflects capital lease obligations of $708,074.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION.

      You should read the following discussion and analysis when you read the consolidated financial statements and the related notes included in this annual report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors" and "This Annual Report Contains Forward-Looking Statements."

OVERVIEW

      Prior to January 1, 2000, we had very limited operations, very limited revenues, significant losses, substantial future capital requirements and an expectation of continued losses. As a result of significant operational results reflected in the December 31, 2000 financial statements presented in this document, beginning on page F-1, a comparison of these results to the same period for 1999 may not be meaningful.

      Since our inception, we have incurred substantial costs to negotiate our contracts with Sprint PCS and our debt financing, to raise funds in the public market, to engineer our wireless system, to develop our business infrastructure and distribution channels and to build-out our portion of the Sprint PCS network. Prior to the opening of Laredo on June 22, 1999, we did not have any markets in operation. As of December 31, 2000, our accumulated deficit was $113.9 million. Through December 31, 2000, we incurred $244.1 million of capital expenditures and construction in progress related to the build-out our portion of the Sprint PCS network. While we anticipate operating losses to continue, we expect revenue to continue to increase substantially as the base of Sprint PCS subscribers located in our territories increases.

      On July 17, 1998, we entered into our affiliation agreements with Sprint PCS. We subsequently amended our affiliation agreements with Sprint PCS to expand our territories so that as of December 31, 2000 it included approximately 8.4 million residents.

      As a Sprint PCS affiliate, we have the exclusive right to provide wireless, mobility communications network services under the Sprint and Sprint PCS brand names in our territories. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our territories. We market wireless products and services in our territories under the Sprint and Sprint PCS brand names. We offer national plans designed by Sprint PCS and intend to offer specialized local plans tailored to our market demographics. Our portion of the Sprint PCS network is designed to offer a seamless connection with Sprint PCS' 100% digital wireless network. We market wireless products and services through a number of distribution outlets located in our territories, including our own Sprint PCS stores, major national distributors and third party local representatives.

      We recognize 100% of revenues from Sprint PCS subscribers based in our territories, proceeds from the sales of handsets and accessories and fees from Sprint PCS and other wireless service providers when their customers roam onto our portion of the Sprint PCS network. Sprint PCS handles our billing and collections and retains 8% of all collected revenue from Sprint PCS subscribers based in our territories and fees from wireless service providers other than Sprint PCS when their subscribers roam onto our portion of the Sprint PCS network. We report the amount retained by Sprint PCS as an operating expense.

      As part of our affiliation agreements with Sprint PCS, we have the option of contracting with Sprint PCS to provide back office services such as customer activation, handset logistics, billing, customer service and network monitoring services. We have elected to delegate the performance of these services to Sprint PCS to take advantage of Sprint PCS' economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily calculated on a per subscriber and per transaction basis and is recorded as an operating expense.

      On July 31, 2000, we signed definitive agreements to merge two Sprint network partners, Roberts and WOW into our operations. Roberts has a management agreement with Sprint PCS to provide personal communications services to approximately 2.5 million residents primarily in the state of Missouri, Kansas and Illinois. WOW has a similar management agreement with Sprint PCS to provide services to approximately 1.5 million people primarily in Washington and Oregon.

      On February 14, 2000, Alamosa Sub I, our wholly owned subsidiary, merged with Alamosa PCS Holdings, with Alamosa PCS Holdings surviving the merger and Alamosa PCS Holdings became our wholly owned subsidiary. Each share of Alamosa PCS Holdings common stock issued and outstanding immediately prior to the merger was converted into the right to receive one share of our common stock. The Roberts and WOW mergers were also completed that day pursuant to which Roberts and WOW became our subsidiaries. These transactions were accounted for under the purchase method of accounting.

      We launched Sprint PCS service in our first market, Laredo, Texas, in June 1999, and have since commenced service in 20 additional markets through December 31, 2000. At December 31, 2000 our systems covered approximately 4.5 million residents out of approximately 5.9 million total residents in those markets. The number of residents covered by our systems does not represent the number of Sprint PCS subscribers that we expect to be based in our territories. As of December 31, 2000, 132,940 Sprint PCS subscribers were based in our territories.

      Additionally, pursuant to our services agreements with Roberts and WOW prior to closing the mergers on February 14, 2001, we launched markets in Springfield and Joplin, Missouri for Roberts and Kennewick, Yakima and Walla Walla, Washington and Klamath Falls, Roseburg and Medford-Grants Pass, Oregon on behalf of WOW. Roberts and WOW systems cover approximately
1.9 million residents out of approximately 2.4 million total residents in those territories.

      Pursuant to our services agreements with Roberts and WOW prior to closing the mergers, we were responsible for the operation of Jefferson City, Columbia and St. Joseph, Missouri. These markets were in operation when the services agreements were signed.

REGULATORY DEVELOPMENTS

      See "Item 1. Business -- Regulation of the Wireless
Telecommunications Industry" for a discussion of regulatory developments that could have a future impact on us.

SEASONALITY

      Our business is subject to seasonality because the wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. A number of factors contribute to this trend, including:

      o the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season;

      o the timing of new product and service announcements and introductions;

      o  competitive pricing pressures; and

      o  aggressive marketing and promotions.

                           RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1999

      NET LOSS. Our net loss for the year ended December 31, 2000 was $80,188,100 as compared to a net loss of $32,835,859 for the year ended December 31, 1999. These losses were comprised of the continued incurrence of start-up expenses relative to the preparation of markets for commercial launch and the operation of markets launched during 1999 and 2000. We launched 11 markets during the year ended December 31, 1999. For the year ended December 31, 2000, we launched 10 additional markets.

      SERVICE REVENUES. Service revenues are comprised of subscriber revenue, Sprint PCS roaming revenue, non-Sprint PCS roaming revenue and long distance revenue, all of which initially began accruing to us at or near our first initial commercial launch in June 1999. Subscriber revenue consists of payments received from Sprint PCS subscribers based in our territories for monthly Sprint PCS service in our territories under a variety of service plans. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued on a month-to-month basis. We receive Sprint PCS roaming revenue at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territories use our portion of the Sprint PCS network. Service revenues were $73,499,638 for the year ended December 31, 2000, and $6,533,623 for the year ended December 31, 1999, due to limited operations in 1999 and rapid growth in the subscriber base of newly launched markets.

      Non-Sprint PCS roaming revenue primarily consists of fees collected from Sprint PCS customers based in our territories when they roam on non-Sprint PCS networks. These fees are based on rates specified in the customers' contracts. However, it is possible that in some cases these fees may be less than the amount we must pay to other wireless service providers that provide service to Sprint PCS customers based in our territories. Non-Sprint PCS roaming revenue also includes payments from wireless service providers, other than Sprint PCS, when those providers' customers roam on our portion of the Sprint PCS network. Our average monthly revenue per user for Sprint PCS customers in our territories, including long distance and roaming revenue, was approximately $96 for the period from June 26, 1999 to December 31, 1999 and was approximately $84 for the year ended December 31, 2000.

      PRODUCT SALES. 100% of the revenue from the sale of handsets and accessories is recorded, net of an allowance for returns, as product sales. The amount recorded for the year ended December 31, 2000 totaled $9,200,669 as compared to $2,450,090 for the year ended December 31,1999. Sprint PCS' handset return policy allows customers to return their handsets for a full refund within 30 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

      COST OF SERVICE AND OPERATIONS. Expenses totaling $55,429,985 for the year ended December 31, 2000 and $8,699,903 for the year ended December 31, 1999 related to providing wireless services to customers and are included in cost of services. Among these costs are the cost of operations, fees related to data transfer via T-1 and other transport lines, inter-connection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. Also included is non-cash compensation expense related to our stock plans of $836,296 and $1,259,427 for the years ended December 2000 and 1999, respectively. We pay Sprint PCS roaming fees when Sprint PCS subscribers based in our territories use the Sprint PCS network outside of our territories. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. We pay non-Sprint PCS roaming fees to other wireless service providers when Sprint PCS customers based in our territories use their network.

      COST OF PRODUCTS SOLD. The cost of equipment sold totaled $20,524,427 for the year ended December 31, 2000 as compared to $5,938,838 for the year ended December 31, 1999. These amounts include the cost of accessories and the cost of handsets sold through our retail stores including sales to local indirects. We expect the cost of handsets to exceed the retail sales price because we subsidize the price of handsets for competitive reasons. The handset subsidy included in cost of products sold through our retail stores totaled $10,961,708 for the year ended December 31, 2000 and $3,535,532 for the year ended December 31, 1999.

      SELLING AND MARKETING. Selling and marketing expenses totaled $46,513,835 during 2000 and $10,810,946 for 1999. Selling and marketing expenses include advertising expenses, promotion costs, sales commissions and expenses related to our distribution channels and handset subsidy paid to Sprint PCS for customers based in our territories that purchase handsets through Sprint PCS or its national retailers. We incur handset subsidy expense, in addition to that incurred through our retail stores, from other sales channels such as E-commerce, telemarketing and Sprint PCS national retailers. The handset subsidy incurred from sources other than our retail stores is included in selling and marketing. The amount of handset subsidy included in Selling and Marketing totaled $4,846,009 in 2000 and $1,487,898 in 1999.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include corporate costs and expenses other than those related to Cost of Operations and Selling and Marketing. We have incurred significant general and administrative expenses related to the development of our system. For the year ended December 31, 2000, General and Administrative expenses totaled $14,351,839. For the year ended December 31, 1999, these expenses totaled $11,149,059 and are primarily related to the start-up of the business and were expensed according to American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Also included in general and administrative expenses is non-cash compensation expense related to our stock plans of $4,814,329 and $6,940,084 for the years ended December 31, 2000 and 1999, respectively.

      RELATED PARTY EXPENSES. Related party expenses totaled $1,995,942 for the year ended December 31, 2000 and $1,726,198 for the year ended December 31, 1999. These amounts were primarily comprised of information technology and other professional consulting expenses incurred in connection with a contract between us and a telecommunications engineering and consulting firm. Several key officers and owners of these companies have an equity ownership interest in us.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 2000 totaled $12,530,038 as compared to $3,056,923 for the year ended December 31, 1999. Depreciation is calculated using the straight line method over the useful life of the asset. We begin to depreciate the assets for each market only after we open that market.

      INTEREST AND OTHER INCOME. Interest and other income totaling $14,483,431 for the year ended December 31, 2000 and $477,390 for the year ended December 31, 1999 generally have been generated from the investment of equity and loan proceeds held in liquid accounts waiting to be deployed.

      INTEREST EXPENSE. Interest expense totaled $25,774,925 for the year ended December 31, 2000 and $2,641,293 for the year ended December 31, 1999 and primarily related to interest accretion on the Senior Discount Notes during 2000 and financing via our credit facility during 1999.


FOR THE PERIOD JULY 16, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998

      REVENUES, DIRECT COSTS AND NET LOSS. From inception through December 31, 1998, our operating activities were directed towards the development of our business. During July 1998, we signed our affiliation agreements with Sprint PCS to operate as the exclusive affiliate of Sprint PCS in our territories. Our operating activities were focused on executing our build-out plan and developing our network infrastructure. As our first market did not launch until June 1999, the 1998 period reflects no service revenues, product sales or related costs associated with services or products. Our net loss for the period was $923,822, which was principally comprised of general and administrative expenses.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the period in the amount of $956,331 were comprised primarily of legal and other professional services of $704,381 related to the start up of our business and the development of our systems. In addition, we incurred $166,850 of human resource costs related to preparation for the 1999 launch of our network. Virtually all general and administrative expenses during this period related to the start-up of the business and were expensed according to American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

INCOME TAXES

      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The deferred tax asset generated, primarily from temporary differences related to the treatment of start-up costs, unearned compensation and from net operating loss carry forwards, was offset by a full valuation allowance.

      Our financial statements for the periods ended December 31, 1999 and December 31, 1998 did not report any effect for federal and state income taxes since we had elected to be taxed as a partnership prior to our original Alamosa reorganization. For the periods presented, the members of the limited liability company recorded our tax losses on their own income tax returns. Subsequent to the original Alamosa reorganization, we have accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Had we applied the provisions of SFAS No. 109 for the period from inception on July 16, 1998 through December 31, 1999, the deferred tax asset generated, primarily from temporary differences related to the treatment of start-up costs, unearned compensation and from net operating loss carry forwards, would have been offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have financed our operations through capital contributions from our owners, through debt financing and through proceeds generated from our initial offering. We entered into a credit agreement with Nortel effective June 10, 1999, which was amended and restated on February 8, 2000. On June 23, 2000, Nortel assigned the entirety of its loans and commitments to EDC, and Alamosa and EDC entered into the credit facility with EDC (the "EDC Credit Facility").

      The EDC Credit Facility was reduced by $75.0 million from the issuance of the Company's 2000 Senior Discount Notes, such that the EDC Credit Facility provides for advancing term loan facilities in the aggregate principal amount of $175.0 million. The terms and conditions of the EDC Credit Facility were substantially the same as the terms and conditions of the Nortel credit agreement before the assignment and the amendments. As of December 31, 2000, approximately $54.5 million of the $175.0 million EDC Credit Facility had been drawn.

      Pursuant to the equipment agreement with Nortel, we are required to purchase a total of $167.0 million of equipment and services from Nortel. As of December 31, 2000, we had remaining commitments of $23.1 million under the Nortel equipment agreement. These purchases from Nortel were financed pursuant to the EDC Credit Facility prior to the closing of the Senior Secured Credit Facility, and, after the closing of the Senior Secured Credit Facility, have been and will be pursuant to such facility.

      On February 4, 2000, we issued $350.0 million face amount of senior discount notes (the "2000 Senior Discount Notes"). The 2000 Senior Discount Notes mature in ten years (February 15, 2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The 2000 Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which interest will be paid in cash semiannually.

      On January 31, 2001, we issued $250.0 million face amount of senior notes (the "2001 Senior Notes"). The 2001 Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001.

      On December 20, 2000, we announced that we had entered into a commitment letter with Citicorp North America, Salomon Smith Barney, Toronto Dominion (Texas), First Union National Bank and EDC providing for the Senior Secured Credit Facility of up to $280.0 million to be made to one of our subsidiaries. The Senior Secured Credit Facility was closed and initial funding of $150 million was made on February 14, 2001 in connection with the completion of the Roberts and WOW mergers. A portion of the proceeds of the Senior Secured Credit Facility were used (i) to pay the cash portion of the merger consideration for the Roberts and WOW mergers,
(ii) to refinance existing indebtedness under Alamosa PCS' $175.0 million credit facility with EDC and under Roberts' and WOW's existing credit facilities, and (iii) to pay transaction costs. The remaining proceeds will be used for general corporate purposes, including funding capital expenditures, subscriber acquisition and marketing costs, purchase of spectrum and working capital needs.

      The Senior Secured Credit Facility consists of:

      o A 7-year senior secured 12 month delayed draw term loan facility in an aggregate principal amount of up to $240.0 million; and

      o A 7 year senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million, part of which will be available in the form of letters of credit.

      Net cash used in operating activities was $29,218,164 for the year ended December 31, 2000 and $17,089,704 for the year ended December 31, 1999. Cash used in operating activities for the periods was attributable to operating losses and working capital needs.

      Net cash used in investing activities was $188,162,258 for the year ended December 31, 2000, and $77,219,021 for the year ended December 31, 1999. The expenditures were related primarily to the purchase of network infrastructure needed to construct of our portion of the Sprint PCS network, office equipment and telephone equipment.

      Net cash provided by financing activities was $353,492,878 for the year ended December 31, 2000 consisting primarily of net proceeds from our initial public offering of approximately $195 million and net proceeds from our issuance of 2000 Senior Discount Notes of approximately $181 million. Net cash provided by financing activities totaled $86,435,359 for the year ended December 31, 1999 consisting primarily of capital contributions of $22,000,000 and Nortel draws of $65,967,777.

      As of February 28, 2001, our primary sources of liquidity were approximately $300 million in cash, $1.6 million in short term investments and $130.0 million of unused capacity under the $280.0 million Senior Secured Credit Facility.

      We estimate that we will require approximately $147 million to complete the current build-out plan and fund working capital losses through the year 2001. The actual funds required to build-out our portion of the Sprint PCS network and to fund operating losses and working capital needs may vary materially from this estimate, and additional funds could be required.

      We include capital leases related to network equipment and build-out in construction in progress until service has commenced in their respective markets. Once that service has commenced, those capital leases are reclassified to property and equipment. At December 31, 2000, capital leases totaled $1,074,392 and included long-term capital lease obligations of $1,038,614. At December 31, 1999 the capital leases totaled $848,842 and included long-term capital lease obligations of $827,024. Amortization in the amount of $21,818 was recorded under these leases for the year ended December 31, 2000 and $30,894 for the year ended December 31, 1999.

INFLATION

      Management believes that inflation has not had, and is not likely to have, a material adverse effect on our results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB 25." This Interpretation clarifies (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in the Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation will be recognized on a prospective basis from July 1, 2000. The implementation of FIN 44 did not have a material effect on our financial position, results of operations or cash flows.

      In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. Management believes that the adoption of these statements will not have a significant impact on the Company's financial results.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB 101 were required to be adopted during the Company's quarter ending December 31, 2000 effective as of January 1, 2000. Pursuant to SAB 101, the company began deferring customer activation fee revenue and an equal amount of customer acquisition related expenses in October 2000 when the Company began charging these fees. These deferred amounts are amortized over a three-year period, which approximates the average life of a customer. For the year ended December 31, 2000, the Company had deferred $1,180,413 of activation fee revenue and acquisition related expenses and had amortized $77,012. At December 31, 2000, $735,593 of the remaining deferral was classified as long-term.

      We do not believe that any recently issued accounting pronouncements will have any material impact on our financial position, results of operations or cash flows.

RISK FACTORS

      We operate in a changing environment that involves numerous risks, some of which are beyond our control. The following highlights some of these risks.

RISKS PARTICULAR TO INDEBTEDNESS

      OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH. We are highly leveraged. On December 31, 2000, after giving effect to the 2001 Senior Notes, the 2000 Senior Discount Notes and the Senior Secured Credit Facility our total long-term indebtedness would have been approximately $609 million and on a pro forma consolidated basis giving effect to the acquisition of Southwest PCS, total approximately $696 million. As of that date, this debt represents approximately 82% and 84%, respectively, of our total capitalization.

      The Senior Secured Credit Facility and the indentures governing the 2000 Senior Discount Notes and the 2001 Senior Notes permit us to incur additional indebtedness subject to some limitations.

      Our substantial indebtedness could adversely affect our financial health by, among other things:

      o increasing our vulnerability to adverse economic conditions or increases in prevailing interest rates, particularly if any of our borrowings are at variable interest rates;

      o limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

      o requiring us to dedicate a substantial portion of any cash flow from operations to service our debt, which reduces the funds available for operations and future business opportunities; and

      o potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry.

      The ability to make payments on our debt will depend upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The Senior Secured Credit Facility and the indentures for the 2000 Senior Discount Notes and for the 2001 Senior Notes may limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our common stock.

      THE TERMS OF OUR DEBT PLACE RESTRICTIONS ON US AND OUR SUBSIDIARIES WHICH MAY LIMIT OUR OPERATING FLEXIBILITY AND OUR ABILITY TO PAY DIVIDENDS. The documents governing the terms of our debt, impose material operating and financial restrictions on us and our subsidiaries. These restrictions, subject to ordinary course of business exceptions, may limit our ability and the ability of our subsidiaries to engage in some transactions, including the following:

      o  designated types of mergers or consolidations;

      o  paying dividends or other distributions to our stockholders;

      o  making investments;

      o  selling or encumbering assets;

      o  repurchasing our common stock;

      o  changing lines of business;

      o  borrowing additional money; and

      o  engaging in transactions with affiliates.

      These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, complete acquisitions for cash or debt, or react to changes in our operating environment.

      IF WE DEFAULT UNDER THE SENIOR SECURED CREDIT FACILITY, THE LENDERS MAY DECLARE THE DEBT IMMEDIATELY DUE AND SPRINT PCS WILL HAVE THE RIGHT TO EITHER PURCHASE OUR ASSETS OR PURCHASE THE OUTSTANDING DEBT OBLIGATIONS UNDER THE SENIOR SECURED CREDIT FACILITY AND FORECLOSE ON OUR ASSETS. The Senior Secured Credit Facility requires us and our subsidiaries to comply with specified financial ratios and other performance covenants. If we fail to comply with these covenants or default on our obligations under the Senior Secured Credit Facility, the lenders may accelerate the maturity of the debt. If the lenders accelerate the debt, Sprint PCS will have the right to either:

      o purchase our operating assets for an amount equal to the greater of (i) 72% of our "entire business value" and (ii) the aggregate amount of the outstanding debt under the Senior Secured Credit Facility; or

      o purchase the obligations under the Senior Secured Credit Facility by repaying the lenders in full in cash. To the extent Sprint PCS purchases these obligations from the lenders, Sprint PCS' rights as a senior lender would enable it to foreclose on the assets securing the Senior Secured Credit Facility in a manner not otherwise permitted under our affiliation agreements with Sprint PCS.

      If Sprint PCS does not exercise either of these options, the lenders under the Senior Secured Credit Facility may sell the assets securing the facility to third parties. In addition, if Sprint PCS provides notice to the lenders under the Senior Secured Credit Facility that we are in breach of our management agreements with Sprint PCS and, as a result, our obligations under the Senior Secured Credit Facility are accelerated and Sprint PCS does not elect to operate our business, the lenders under the Senior Secured Credit Facility may designate a third party to operate our business.

RISKS RELATING TO OUR BUSINESS, STRATEGY AND OPERATIONS

      WE HAVE A VERY LIMITED OPERATING HISTORY AND WE MAY NOT ACHIEVE OR SUSTAIN OPERATING PROFITABILITY OR POSITIVE CASH FLOWS, WHICH MAY LIKELY RESULT IN A DROP IN OUR STOCK PRICE. We have a limited operating history. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities at least through the year ending December 31, 2001. Our operating profitability will depend upon many factors, including, among others, our ability to market Sprint PCS services, achieve projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, our stock price could fall and you could lose all or part of your investment. We will have to dedicate a substantial portion of any cash flow from operations to make interest and principal payments on our consolidated debt, which will reduce funds available for other purposes. If we do not achieve and maintain positive cash flow from operations on a timely basis, we may be unable to develop our network or conduct our business in an effective or competitive manner.

      OUR FAILURE TO OBTAIN ADDITIONAL CAPITAL, IF NEEDED TO COMPLETE THE BUILD-OUT OF OUR PORTION OF THE SPRINT PCS NETWORK, COULD CAUSE DELAY OR ABANDONMENT OF OUR DEVELOPMENT PLANS. The build-out of our portions of the Sprint PCS network will require substantial capital. We estimate that we will incur approximately $375 million in total capital expenditures through December 31, 2001 for the build-out of our portion of the Sprint PCS network. We plan to fund these requirements using existing cash and funds available from the 2001 Senior Notes and the Senior Secured Credit Facility. Additional funds could be required for a variety of reasons, including unforeseen delays, unanticipated expenses, higher than expected operating losses, engineering design changes and other technology risks or other corporate purposes. In addition, if the build-out is completed more rapidly than currently anticipated, or if we contract to develop additional markets, we will need to raise additional equity or debt capital. These additional funds may not be available. Even if these funds are available, we may not be able to obtain them on a timely basis, on terms acceptable to us or within limitations permitted under the covenants contained in the documents governing our debt. Failure to obtain additional funds, should the need for funds develop, could result in the delay or abandonment of our development and expansion plans and we may be unable to fund its ongoing operations.

      WE MAY ENCOUNTER DIFFICULTIES IN COMPLETING THE BUILD-OUT OF OUR PORTION OF THE SPRINT PCS NETWORK, WHICH COULD INCREASE COSTS AND DELAY COMPLETION OF OUR BUILD-OUT. As part of our build-out, we must successfully lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, build out the physical infrastructure and test the network. Some of the radio communications sites are likely to require us to obtain zoning variances or other local governmental or third party approvals or permits. Additionally, we must obtain rights to a sufficient number of tower sites, which will require us to obtain local regulatory approvals. The local governmental authorities in various locations in our markets have, at times, placed moratoriums on the construction of additional towers and radio communications sites. We may also have to make changes to our radio base station network design as a result of difficulties in the site acquisition process. Additionally, the FCC requires that our portion of the PCS network must not interfere with the operations of microwave radio systems, and Sprint PCS may be required to relocate incumbent microwave operations to enable us to complete our build-out. Any of the foregoing developments could increase the costs and delay the completion of our network build-out. Any failure by us to construct our portion of the Sprint PCS network on a timely basis may limit our network capacity and may reduce the number of new Sprint PCS subscribers. Any significant delays could have a material adverse effect on our business.

      BECAUSE WE DEPEND HEAVILY ON OUTSOURCING, THE INABILITY OF THIRD PARTIES TO FULFILL THEIR CONTRACTUAL OBLIGATIONS TO US MAY DISRUPT OUR SERVICES OR THE BUILD-OUT OF OUR PORTION OF THE SPRINT PCS NETWORK. Because we outsource portions of our business, we depend heavily on third-party vendors, suppliers, consultants, contractors and local exchange carriers. These parties:

      o  design and engineer our systems;

      o  construct base stations, switch facilities and towers;

      o  install T-1 lines; and

      o deploy our wireless personal communications services network systems.

      We are especially dependent on Nortel for network equipment. Pursuant to the equipment agreement with Nortel, we are required to purchase a total of $167.0 million of equipment and services from Nortel. As of December 31, 2000, we have remaining commitments of $23.1 million under the Nortel equipment agreement. In addition, we lease some tower sites for our wireless systems through a master lease agreement with Omni America Development Corp. ("Omni America Development") and a master design build agreement with SBA Towers, Inc. ("SBA"). Both Omni America and SBA in turn have separate leasing arrangements with each of the owners of the sites. If Omni America or SBA were to become insolvent or Omni America or SBA were to breach its leasing arrangements, we may experience extended service interruption in the areas serviced by those sites. We rely on CHR Solutions, Inc. for engineering, marketing, operating and other consulting services. The failure by any of our vendors, suppliers, consultants, contractors or local exchange carriers to fulfill their contractual obligations to us could materially delay build out or adversely affect the operations of our portion of the Sprint PCS network.

      OUR ROAMING ARRANGEMENTS MAY NOT BE COMPETITIVE WITH OTHER WIRELESS SERVICE PROVIDERS, WHICH MAY RESTRICT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND THUS MAY ADVERSELY AFFECT OUR OPERATIONS. We rely on roaming arrangements with other wireless service providers for coverage in some areas. Some risks related to these arrangements are as follows:

      o the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by Sprint PCS;

      o the price of a roaming call may not be competitive with prices charged by other wireless companies for roaming calls;

      o customers may have to use a more expensive dual-band/dual mode handset with diminished standby and talk time capacities;

      o customers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network; and

      o Sprint PCS customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming.

      If Sprint PCS customers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current Sprint PCS subscribers and Sprint PCS services will be less attractive to potential new customers.

      WE ARE LIKELY TO RECEIVE VERY LITTLE NON-SPRINT PCS ROAMING REVENUE SINCE THE SPRINT PCS NETWORK IS NOT COMPATIBLE WITH MANY OTHER NETWORKS. A portion of our revenue may be derived from payments by other wireless service providers for use by their subscribers of the Sprint PCS network in our territories. However, the technology used in the Sprint PCS network is not compatible with the technology used by many other systems, which diminishes the ability of other wireless service providers' subscribers to use Sprint PCS services. Sprint PCS has entered into few agreements that enable customers of other wireless service providers to roam onto the Sprint PCS network. As a result, the actual non-Sprint PCS roaming revenue that we receive in the future is likely to be low relative to that of other wireless service providers.

      IF WE RECEIVE LESS REVENUES OR INCUR MORE FEES THAN WE ANTICIPATE FOR SPRINT PCS ROAMING, OUR RESULTS OF OPERATIONS MAY BE NEGATIVELY AFFECTED. We are paid a fee from Sprint PCS or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territories uses the Sprint PCS network in our territories. Similarly, we pay a fee to Sprint PCS for every minute that a Sprint PCS subscriber based in our territories uses the Sprint PCS network outside our territories. Sprint PCS customers from our territories may spend more time in other Sprint PCS coverage areas than we anticipate, and Sprint PCS customers from outside our territories may spend less time in our territories or may use our services less than we anticipate. As a result, we may receive less Sprint PCS roaming revenue than we anticipate or we may have to pay more Sprint PCS roaming fees than we collect. In addition, Sprint PCS could change the current fee for each Sprint PCS roaming minute used. If we were to receive less Sprint PCS roaming net revenue than anticipated, our results of operations may be negatively affected.

      WE MAY NOT BE ABLE TO MANAGE OUR RAPID GROWTH SUCCESSFULLY. We expect to experience rapid growth and development in a relatively short period of time as we complete the build-out of our portion of the Sprint PCS network. The management of this anticipated growth will require, among other things:

      o continued development of our operational and administrative systems;

      o  stringent control of costs and timing of network build-out;

      o  increased marketing activities;

      o the ability to attract and retain qualified management, technical and sales personnel; and

      o  the training of new personnel.

      Our failure to successfully manage our expected rapid growth and development could impair our ability to complete the build-out of our portion of the Sprint PCS network, manage the expanding systems in those territories and achieve profitability.

      OUR PROJECTED BUILD-OUT PLAN DOES NOT COVER ALL AREAS OF OUR TERRITORIES, WHICH COULD MAKE IT DIFFICULT TO MAINTAIN A PROFITABLE CUSTOMER BASE. Our projected build-out plan does not cover all areas of our territories. Upon completion of our current build-out plan, we expect to cover approximately 72.1% of the resident population in our territories. As a result, our build-out plan may not adequately serve the needs of the potential customers in our territories or attract enough subscribers to operate our business successfully. To correct this potential problem, we may have to cover a greater percentage of our territories than we currently anticipate, which we may not have the financial resources to complete or may be unable to do profitably.

      WE MAY HAVE DIFFICULTY OBTAINING EQUIPMENT THAT IS IN SHORT SUPPLY, WHICH COULD CAUSE DELAYS IN THE BUILD-OUT OF OUR NETWORK. We depend on our relationships with manufacturers of equipment used by us to construct our portion of the Sprint PCS network. The demand for this equipment is considerable, and some manufacturers could have substantial order backlogs. If we are unable to rely on these manufacturers, we could have difficulty obtaining necessary equipment in a timely manner and our costs for obtaining necessary equipment could increase. As a result, we could suffer increased costs, delays in the build-out of our portion of the Sprint PCS network, disruptions in customer service and a reduction in subscribers.

      PARTS OF OUR TERRITORIES HAVE LIMITED LICENSED SPECTRUM, AND THIS MAY AFFECT THE QUALITY OF OUR SERVICE OR RESTRICT OUR ABILITY TO PURCHASE SPECTRUM LICENSES FROM SPRINT PCS IN THOSE AREAS. While Sprint PCS has licenses to use 30 MHZ of spectrum throughout most of our territories, it has licenses covering only 10 MHZ in New Mexico and Durango and 20 MHZ in El Paso. In the future, as the number of our subscribers in those areas increases, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to more dropped calls than in other parts of our territories. In addition, if Sprint PCS were to terminate its affiliation agreements with us, Sprint PCS would have no obligation to sell spectrum licenses to us in areas where Sprint PCS owns less than 20 MHZ of spectrum. Accordingly, if Sprint PCS were to terminate the affiliation agreements with us, it is likely that we would be unable to operate our business in New Mexico and Durango.

      THE TECHNOLOGY THAT WE USE MAY BECOME OBSOLETE, WHICH WOULD LIMIT OUR ABILITY TO COMPETE EFFECTIVELY WITHIN THE WIRELESS INDUSTRY. The wireless telecommunications industry is experiencing significant technological change. We employ code division multiple access ("CDMA") digital technology, the digital wireless communications technology selected by Sprint PCS for its nationwide network. CDMA technology may not ultimately provide all of the advantages expected by us or Sprint PCS. If another technology becomes the preferred industry standard, we would be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology, which in turn could require us to make changes to our network at substantial costs. We may be unable to respond to these pressures and implement new technology on a timely basis or at an acceptable cost.

      UNAUTHORIZED USE OF, OR INTERFERENCE WITH, THE SPRINT PCS NETWORK COULD DISRUPT OUR SERVICE AND INCREASE OUR COSTS. We may incur costs associated with the unauthorized use of the Sprint PCS network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of the Sprint PCS network may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for inviolable fraudulent roaming. In addition, some of our border markets are susceptible to uncertainties related to areas not governed by the FCC. For example, unauthorized microwave radio signals near the border in Mexico could disrupt our service in the United States.

      POTENTIAL ACQUISITIONS MAY REQUIRE US TO INCUR SUBSTANTIAL ADDITIONAL DEBT AND INTEGRATE NEW TECHNOLOGIES, OPERATIONS AND SERVICES, WHICH MAY BE COSTLY AND TIME CONSUMING. We intend to continually evaluate opportunities for the acquisition of businesses that are intended to complement or extend our existing operations. If we acquire new businesses, we may encounter difficulties that may be costly and time-consuming, may slow our growth or may lower the value of our notes. Examples of such difficulties are that we may have to:

      o assume and/or incur substantial additional debt to finance the acquisitions and fund the ongoing operations of the acquired companies;

      o  integrate new technologies with our existing technology;

      o  integrate new operations with our existing operations;

      o  integrate new services with our existing offering of services; or

      o divert the attention of our management from other business concerns.

RISKS RELATED TO THE RELATIONSHIPS WITH SPRINT PCS

      IF WE FAIL TO COMPLETE THE BUILD-OUT OF OUR PORTION OF THE SPRINT PCS NETWORK IN ACCORDANCE WITH THE TERMS OF OUR MANAGEMENT AGREEMENTS WITH SPRINT PCS, AND AN ACCELERATION IS DECLARED UNDER THE SENIOR SECURED CREDIT FACILITY, SPRINT PCS MAY HAVE THE RIGHT TO PURCHASE OUR OPERATING ASSETS AT A DISCOUNT TO MARKET VALUE. Our affiliation agreements with Sprint PCS require that we provide network coverage to a minimum network coverage area within specified time frames. We may amend our agreements with Sprint PCS in the future to expand this network coverage. A failure by us to meet the build-out requirements for any one of our markets could constitute an event of termination under our management agreements with Sprint PCS. Our affiliation agreements provide that upon the occurrence of an event of termination, Sprint PCS has the right to purchase our operating assets without further stockholder approval and for a price equal to 72% of our "entire business value." The "entire business value" includes our spectrum licenses, business operations and other assets.

      Sprint PCS' right to purchase our assets following an event of termination under our affiliation agreements is currently subject to the provisions of a consent and agreement entered into by Sprint PCS for the benefit of the holders of the Senior Secured Credit Facility. Pursuant to the terms of this consent and agreement, Sprint PCS may not purchase our operating assets until all of our obligations under the Senior Secured Credit Facility have been paid in full in cash and all commitments to advance credit under the Senior Secured Credit Facility have been terminated or have expired. However, Sprint PCS may purchase our assets if it first pays all obligations due under the Senior Secured Credit Facility and the Senior Secured Credit Facility is terminated in connection with such payment. Furthermore, Sprint PCS also has the right to purchase our assets upon receipt of a notice of acceleration under the Senior Secured Credit Facility following an event of default thereunder. Such right to purchase is subject to time limitations, and the purchase price must be the greater of an amount equal to 72% of our "entire business value" or the amount owed under the Senior Secured Credit Facility.

      IF SPRINT PCS DOES NOT COMPLETE THE CONSTRUCTION OF ITS NATIONWIDE PCS NETWORK, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS. Sprint PCS currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners. Sprint PCS is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS has entered into, and anticipates entering into, management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint PCS' national network and, to a lesser extent, on the networks of Sprint PCS' other network partners. Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers.

      SPRINT PCS' VENDOR DISCOUNTS MAY BE DISCONTINUED, WHICH COULD INCREASE OUR EQUIPMENT COSTS AND REQUIRE MORE CAPITAL THAN WE PROJECT TO BUILD-OUT OUR NETWORK. We intend to continue to purchase infrastructure equipment under Sprint PCS' vendor agreements that include significant volume discounts. If Sprint PCS were unable to continue to obtain vendor discounts for its affiliates, the loss of vendor discounts could increase our equipment costs for our new markets.

      SPRINT PCS MAY MAKE DECISIONS THAT COULD INCREASE OUR EXPENSES, REDUCE OUR REVENUES OR MAKE OUR AFFILIATE RELATIONSHIPS WITH SPRINT PCS LESS COMPETITIVE. Sprint PCS, under our affiliation agreements has a substantial amount of control over factors which significantly affect the conduct of our business. Accordingly, Sprint PCS may make decisions that adversely affect our business, such as the following:

      Sprint PCS prices its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business.

      Sprint PCS could change the per minute rate for Sprint PCS roaming fees and increase the costs for Sprint PCS to perform back office services.

      Sprint PCS may alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs or in Sprint PCS building out that area itself or assigning it to another affiliate.

      THE TERMINATION OF OUR AFFILIATION AGREEMENTS WITH SPRINT PCS WOULD SEVERELY RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS. Our relationship with Sprint PCS is governed by our affiliation agreements with Sprint PCS. Since we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of these affiliation agreements. However, Sprint PCS may be able to terminate our affiliation agreements if we materially breach the agreements. Among other things, a failure by us to meet the build-out requirements for any one of the individual markets in our territories or to meet Sprint PCS' technical or customer service requirements contained in the affiliation agreements would constitute a material breach of the agreements, which could lead to its termination. If Sprint PCS terminates the affiliation agreements, we may not be a part of the Sprint PCS network and we would have extreme difficulty conducting our business. Sprint's right to terminate its affiliation agreement with us is subject to the provisions of the consent and agreement entered into by Sprint with Citicorp, as administrative agent for the lenders, in connection with the Senior Secured Credit Facility.

      IF SPRINT PCS DOES NOT RENEW OUR AFFILIATION AGREEMENTS, OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE SEVERELY RESTRICTED. Our affiliation agreements with Sprint PCS are not perpetual, and will eventually expire. Sprint PCS can choose not to renew these agreements at the expiration of their 20-year initial terms or any ten-year renewal term. If Sprint PCS decides not to renew our affiliation agreements, we may no longer be a part of the Sprint PCS network and we would have extreme difficulty conducting our business.

      CERTAIN PROVISIONS OF OUR AFFILIATION AGREEMENTS WITH SPRINT PCS MAY DIMINISH OUR VALUE AND RESTRICT THE SALE OF OUR BUSINESS. Under specific circumstances and without further stockholder approval, Sprint PCS may purchase our operating assets or capital stock at a discount. In addition, Sprint PCS must approve any change of control of our ownership and must consent to any assignment of our affiliation agreements. Sprint PCS also has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of us or our operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in these affiliation agreements with Sprint PCS could adversely affect the value of our common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our "entire business value".

      PROBLEMS EXPERIENCED BY SPRINT PCS WITH ITS INTERNAL SUPPORT SYSTEMS COULD LEAD TO CUSTOMER DISSATISFACTION OR INCREASE OUR COSTS. We rely on Sprint PCS' internal support systems, including customer care, billing and back-office support. As Sprint PCS has expanded, its internal support systems have been subject to increased demand and, in some cases, suffered a degradation in service. We cannot assure you that Sprint PCS will be able to successfully add system capacity or that its internal support systems will be adequate. It is likely that problems with Sprint PCS' internal support systems could cause:

      o  delays or problems in our operations or services;

      o delays or difficulty in gaining access to customer and financial information;

      o  a loss of Sprint PCS customers; and

      o an increase in the costs of customer care, billing and back office services.

      OUR COSTS FOR INTERNAL SUPPORT SYSTEMS MAY INCREASE IF SPRINT PCS TERMINATES ALL OR PART OF OUR SERVICES AGREEMENTS. We estimate that the costs for the services provided by Sprint PCS under our services agreements in the year 2001 will be approximately $11 million. We expect this number to significantly increase as the number of Sprint PCS subscribers based in our territories increases. Our services agreements with Sprint PCS provides that, upon nine months' prior written notice, Sprint PCS may terminate any service provided under such agreements. We do not expect to have a contingency plan if Sprint PCS terminates any such service. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative or increases the amount it charges for these services, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted.

      WE MAY HAVE DIFFICULTY IN OBTAINING HANDSETS FROM SPRINT PCS, WHICH ARE IN SHORT SUPPLY. We depend on our relationship with Sprint PCS to obtain handsets. The demand for specific types of handsets is considerable and the manufacturers of those handsets may have to distribute their limited supply of products among their numerous customers. If Sprint PCS modifies its handset logistics and delivery plan or if we are not able to continue to rely on Sprint PCS' relationships with suppliers and vendors, we could have difficulty obtaining specific types of handsets in a timely manner. As a result, we could suffer disruptions in customer service and a reduction in subscribers.

      IF SPRINT PCS DOES NOT MAINTAIN CONTROL OVER ITS LICENSED SPECTRUM, THE AFFILIATION AGREEMENTS WITH SPRINT PCS MAY BE TERMINATED. Sprint PCS, not us, owns the licenses necessary to provide wireless services in our territories. The FCC requires that licensees like Sprint PCS maintain control of their licensed systems and not delegate control to third party operators or managers. Our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, if the FCC were to determine that any of our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreements, those agreements may be terminated. If the agreements are terminated, we would no longer be a part of the Sprint PCS network and we would not be able to conduct our business.

      THE FCC MAY FAIL TO RENEW THE SPRINT PCS LICENSES UNDER CERTAIN CIRCUMSTANCES, WHICH WOULD PREVENT US FROM PROVIDING WIRELESS SERVICES. We do not own any licenses to operate a wireless network. We are dependent on Sprint PCS' licenses, which are subject to renewal and revocation by the FCC. Sprint PCS' licenses in our territories will expire in 2005 or 2007 but may be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or us to comply with these standards could cause the nonrenewability of the Sprint PCS licenses for our territories. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the five-year and ten-year construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in our territories for any of these reasons, we and our subsidiaries would not be able to provide wireless services without obtaining rights to other licenses.

RISKS RELATED TO THE WIRELESS PERSONAL COMMUNICATIONS SERVICES INDUSTRY

      WE MAY EXPERIENCE A HIGH RATE OF CUSTOMER TURNOVER WHICH WOULD INCREASE OUR COSTS OF OPERATIONS AND REDUCE OUR REVENUE. The wireless personal communications services industry in general and Sprint PCS in particular have experienced a higher rate of customer turnover as compared to cellular industry averages. In particular, the customer turnover experienced by us may be high because:

      o Sprint PCS does not require its customers to sign long-term contracts; and

      o Sprint PCS' handset return policy allows customers to return used handsets within 14 days of purchase and receive a full refund.

      A high rate of customer turnover could adversely affect our competitive position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because our subsidiaries subsidize some of the costs of initial purchases of handsets by customers.

      REGULATION BY GOVERNMENT AGENCIES AND TAXING AUTHORITIES MAY INCREASE OUR COSTS OF PROVIDING SERVICE OR REQUIRE US TO CHANGE OUR SERVICES. Our operations and those of Sprint PCS may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact Sprint PCS' operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint PCS.

      CONCERNS OVER HEALTH RISKS POSED BY THE USE OF WIRELESS HANDSETS MAY REDUCE THE CONSUMER DEMAND FOR OUR SERVICES. Media reports have suggested that radio frequency emissions from wireless handsets may:

      o be linked to various health problems resulting from continued or excessive use, including cancer;

      o interfere with various electronic medical devices, including hearing aids and pacemakers; and

      o  cause explosions if used while fueling an automobile.

      Widespread concerns over radio frequency emissions may expose us to potential litigation or discourage the use of wireless handsets. Any resulting decrease in demand for these services could impair our ability to profitably operate our business.

      WORSE THAN EXPECTED FOURTH QUARTER RESULTS MAY SIGNIFICANTLY REDUCE OUR OVERALL RESULTS OF OPERATIONS AND CAUSE OUR STOCK PRICE TO DROP. The wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters.

      Our overall results of operations could be significantly reduced, and the price of our common stock may drop, if we have a worse than expected fourth quarter for any reason, including the following:

      o our inability to match or beat pricing plans offered by competitors;

      o the failure to adequately promote Sprint PCS' products, services and pricing plans;

      o our inability to obtain an adequate supply or selection of handsets;

      o a downturn in the economy of some or all markets in our territories; or

      o  a poor holiday shopping season.


      SIGNIFICANT COMPETITION IN THE WIRELESS COMMUNICATIONS SERVICES INDUSTRY MAY RESULT IN OUR COMPETITORS OFFERING NEW SERVICES OR LOWER PRICES, WHICH COULD PREVENT US FROM OPERATING PROFITABLY. Competition in the wireless communications services industry is intense. We anticipate that competition will cause the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

      Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS' consent for our subsidiaries to sell non-Sprint PCS approved equipment may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors.

      Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger competitors who have substantially greater resources or who offer more services than we do.

      A LACK OF SUITABLE TOWER SITES MAY DELAY THE BUILD-OUT OF OUR PORTION OF THE SPRINT PCS NETWORK AND RESTRICT OUR OPERATING CAPACITY. We experienced difficulty, and may continue to have difficulty, in obtaining tower sites in some areas of our territories on a timely basis. For example, the local governmental authorities in various locations in our territories have at times placed moratoriums on the construction of additional towers and base stations. These moratoriums may materially and adversely affect the timing of the planned build-out and quality of the network operations in those markets. A lack of tower site availability due to difficulty in obtaining local regulatory approvals, or for any other reasons, may delay the build-out of our portion of the Sprint PCS network, delay the opening of markets, limit network capacity or reduce the number of new Sprint PCS subscribers in our territories.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

      We are subject to some interest rate risk on our financing from EDC and any future floating rate financing.

      The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, capital leases and the credit facility financing based on our projected level of long-term indebtedness:


                                                     YEARS ENDING DECEMBER 31,
                               -----------------------------------------------------------------------
                                   2001      2002       2003         2004        2005      THEREAFTER
                               ---------  ---------   ---------   ---------    ---------   -----------
                                                        (DOLLARS IN MILLIONS)
  Fixed Rate Instruments...
   2000 Senior discount notes  $    237   $    269    $    305     $    345    $    350     $    350
     Fixed interest rate...      12.875%    12.875%     12.875%      12.875%     12.875%      12.875%
     Principal payments....        --         --          --           --                   $    350
   Capital Leases --
    Annual Minimum:
     Lease Payments(1).....    $   .148   $   .149    $   .150     $  .160     $   .161     $   1.18
     Average Interest Rate.       10.00%     10.00%      10.00%      10.00%       10.00%       10.00%
  Variable Rate Instruments:
     Senior Secured Credit
     Facility (2)..........    $    254   $    280    $    280     $   248          185           --
    Average Interest
    Rate(3)................       10.00%     10.00%      10.00%      10.00%       10.00%       10.00%
     Principal payments....    $    --    $    --     $    --      $    32     $     63     $     186




(1) These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

(2) The amounts represent estimated year-end balances under the credit facility based on a projection of the funds borrowed under that facility pursuant to our current plan of network build-out.

(3) Interest rate on the Nortel financing equals, at our option, either the London Interbank Offered Rate (LIBOR) + 3.75%, or the prime or base rate of Citibank, N.A. plus 2.75%. LIBOR is assumed to equal 6.0% for all periods presented.

      Our primary market risk exposure relates to:

      o  the interest rate risk on long-term and short-term borrowings;

      o our ability to refinance our senior discount notes at maturity at market rates;

      o the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants; and

      The 2000 Senior Discount Notes have a carrying value of $209 million and a fair value which approximates $215 million.

      As a condition to the EDC credit facility, we must maintain one or more interest rate protection agreements in an amount equal to 50% of the total debt under the financing. We do not hold or issue financial or derivative financial instruments for trading or speculative purposes. While we cannot predict our ability to refinance existing debt or the impact that interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Our financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See "Financial Statements" commencing on page F-1 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information called for by Item 10 of Form 10-K is set forth under the headings "Election of Directors" and "Executive Officers" in our proxy statement for our 2001 annual meeting of shareholders (the "Proxy
Statement"), which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information called for by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information called for by Item 12 of Form 10-K is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Information called for by Item 13 of Form 10-K is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

      (a) The following documents are filed as part of this annual report on Form 10-K:

            1.    Financial Statements

                  Report of Independent Accountants, Consolidated Balance Sheets as of December 31, 2000 and 1999, Consolidated Statements of Operations for the years ended December 31, 2000 and 1999, and for the period July 16, 1998 (inception) through December 31, 1998, Consolidated Statements of Stockholders' Equity for the period July 16, 1998 (inception) through the year ended December 31, 2000, Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999, and for the period July 16, 1998 (inception) through December 31, 1998, Notes to Consolidated Financial Statements

            2.    Financial Statement Schedule

                  Report of Independent Accountants on Financial
                  Statement Schedule

                  Consolidated Valuation and Qualifying Accounts

            3.    Exhibits

                  (a) See the Index to Exhibits immediately preceding the
                      exhibits filed with this Report.

      (b) Alamosa Holdings, Inc. did not file any Current Reports on Form 8-K during the fourth quarter of 2000.




                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  March 27, 2001               ALAMOSA HOLDINGS, INC.

                                    By:  /s/ DAVID E. SHARBUTT
                                         -------------------------------------
                                         David E. Sharbutt
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934 thereunto, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             NAME                                    TITLE                          DATE
---------------------------------    --------------------------------------     --------------

     /s/ DAVID E. SHARBUTT           Chairman of the Board of Directors and     March 27, 2001
---------------------------------    Chief Executive Officer
       David E. Sharbutt             (Principal Executive Officer)


      /s/ KENDALL W. COWAN           Chief Financial Officer                    March 27, 2001
---------------------------------    (Principal Financial and
        Kendall W. Cowan             Accounting Officer)


    /s/ MICHAEL R. BUDAGHER          Director                                   March 27, 2001
---------------------------------
      Michael R. Budagher

     /s/ RAY M. CLAPP, JR.           Director                                   March 27, 2001
---------------------------------
       Ray M. Clapp, Jr.

                                     Director
---------------------------------
          Scotty Hart

                                     Director
---------------------------------
          Thomas Hyde

                                     Director
---------------------------------
      Schuyler B. Marshall

       /s/ TOM M. PHELPS             Director                                   March 27, 2001
---------------------------------
         Tom M. Phelps

                                     Director
---------------------------------
        Reagan W. Silber

       /s/ JIMMY R. WHITE            Director                                   March 27, 2001
---------------------------------
         Jimmy R. White

      /s/ MICHAEL ROBERTS            Director                                   March 27, 2001
---------------------------------
        Michael Roberts

                                     Director
---------------------------------
         Steven Roberts



                           ALAMOSA HOLDINGS, INC.
              (SUCCESSOR TO ALAMOSA PCS HOLDINGS, INC.)

                       INDEX TO FINANCIAL STATEMENTS

     Report of Independent Accountants................................   F-2

     Consolidated  Balance  Sheets as of December  31, 2000 and
     December 31, 1999................................................   F-3

     Consolidated Statements of Operations for the years ended
     December 31, 2000 and December 31, 1999, and for the period
     July 16, 1998 (inception) through December 31, 1998..............   F-4

     Consolidated Statements of Stockholders' Equity for the period
     July 16, 1998 (inception) through the year ended December 31, 2000  F-5

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2000 and December 31, 1999, and for the period
     July 16, 1998 (inception) through December 31, 1998..............   F-6

     Notes to Consolidated Financial Statements.......................   F-7




                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Alamosa Holdings, Inc. (successor to Alamosa PCS Holdings, Inc.)


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Alamosa PCS Holdings, Inc. (successor to Alamosa PCS Holdings, Inc.) and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, and the period from July 16, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Dallas, Texas
February 19, 2001, except for Note 17 as to which the date is March 9, 2001.




                          ALAMOSA HOLDINGS, INC.
              (SUCCESSOR TO ALAMOSA PCS HOLDINGS, INC.)
                        CONSOLIDATED BALANCE SHEETS


                                            DECEMBER 31,   DECEMBER 31,
                                                2000           1999
                                            -----------    --------
     ASSETS

     Current assets:
       Cash and cash equivalents          $141,768,167    $ 5,655,711
       Short term investments                1,600,000             --
       Accounts receivable, net of
       allowance for doubtful accounts of
       $1,503,049 and $161,704,
       respectively                         14,746,930      1,675,636
       Inventory                             2,752,788      5,777,375
       Prepaid expenses and other assets     3,026,860        882,516
       Interest receivable                   1,045,785             --
                                            ----------     ----------

        Total current assets               164,940,530     13,991,238

       Property and equipment, net         228,982,869     84,713,724
       Note receivable                      46,865,233        100,000
       Debt issuance costs, net             13,108,376      3,743,308
       Restricted cash                              --        518,017
       Other noncurrent assets               4,501,005      1,425,912
                                            ----------     -----------

        Total assets                      $458,398,013   $104,492,199
                                          ============   =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued
       expenses                           $ 59,749,061   $ 15,153,068
       Accounts payable to related parties   1,636,745      1,182,225
       Current installments of capital
       leases                                   35,778         21,818
       Bank line of credit                          --        363,665
       Microwave relocation obligation              --      3,578,155
                                            ----------     -----------

        Total current liabilities           61,421,584     20,298,931
     Capital lease obligations, noncurrent   1,038,614        827,024
     Other noncurrent liabilities              735,593         50,035
     Long-term debt                         54,524,224     71,876,379
     Senior notes                          209,279,908             --
                                           -----------     ----------

        Total liabilities                  326,999,923     93,052,369
                                           -----------     ----------

     Commitments and contingencies

     Stockholders' equity:
       Preferred stock, $.01 par value;
       10,000,000 shares authorized; no
       shares issued                               --             --
       Common stock, $.01 par value;
       290,000,000 shares authorized,
       61,359,856 and 48,500,008 issued
       and outstanding, respectively          613,598        485,000
       Additional paid-in capital         245,845,086     50,824,876
       Accumulated deficit               (113,947,781)   (33,759,681)
       Unearned compensation               (1,112,813)    (6,110,365)
                                          -----------     -----------

        Total stockholders' equity        131,398,090     11,439,830
                                          -----------     -----------
        Total liabilities and            $458,398,013   $104,492,199
        stockholders' equity             ============   =============



 The accompanying notes are an integral part of the consolidated financial statements.




                           ALAMOSA HOLDINGS, INC.
                 (SUCCESSOR TO ALAMOSA PCS HOLDINGS, INC.)
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               FOR THE PERIOD
                                                                JULY 16, 1998
                                     YEAR          YEAR          (INCEPTION)
                                     ENDED         ENDED           THROUGH
                                 DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                     2000          1999              1998
                                 ------------   ------------   --------------
   Revenues:
     Subscriber revenues         $ 56,154,178    $ 4,398,947    $       --
     Roaming and travel
       revenues                    17,345,460      2,134,676            --
                                 ------------    -----------    ----------

     Service revenues              73,499,638      6,533,623            --
     Product sales                  9,200,669      2,450,090            --
                                  -----------    -----------    ----------

       Total revenue               82,700,307      8,983,713            --
                                  -----------    -----------    ----------

   Costs and expenses:
     Cost of service and
      operations(including
      $836,296 and $1,259,427
      of non-cash compensation
      for 2000 and 1999,
      respectively)                55,429,985      8,699,903           --
     Cost of product sold          20,524,427      5,938,838           --
     Selling and marketing         46,513,835     10,810,946           --
     General and administrative
      expenses (including
      $4,814,329 and $6,940,084
      of non-cash compensation
      for 2000 and 1999,
      respectively)                14,351,839     11,149,059      956,331
     Depreciation and
      amortization                 12,530,038      3,056,923        2,063
     Terminated merger and
      acquisition costs             2,246,789            --           --
                                  -----------   -----------    ----------
       Total costs and expenses   151,596,913     39,655,669      958,394
                                  -----------    -----------    ----------
       Loss from operations      (68,896,606)    (30,671,956)    (958,394)
     Interest and other income    14,483,431         477,390       34,589
     Interest expense            (25,774,925)     (2,641,293)         (17)
                                 -----------     -----------    ----------

       Net loss                $ (80,188,100)  $ (32,835,859)  $ (923,822)
                               ==============  ==============  ============

     Basic and diluted net
      loss per common share    $       (1.33)  $          --   $       --
                               ==============  ==============  ============
     Basic and diluted
      weighted average
      common shares               60,198,390              --           --
                               ==============  ==============  ============

   Pro forma information:
     Net loss                  $          --   $ (32,835,859)  $  (923,822)
     Pro forma income tax
      adjustment:
     Income tax benefit                   --      10,854,083       317,592
     Deferred tax valuation
      allowance                           --     (10,854,083)     (317,592)
                                 -----------     -----------    ----------

     Pro forma net loss        $          --   $ (32,835,859)  $  (923,822)
                               ==============  ==============  ============

   Pro forma basic and
    diluted weighted
    average common shares
    outstanding                           --      48,500,008    48,500,008
                               ==============  ==============  ============
   Basic and diluted pro
    forma net loss per
    common share               $          --   $       (0.68)   $    (0.02)
                               ==============  ==============  ============


The accompanying notes are an integral part of the consolidated financial statements.





                                                 ALAMOSA HOLDINGS, INC.
                                     (SUCCESSOR TO ALAMOSA PCS HOLDINGS, INC.)
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JULY 16, 1998 (INCEPTION) TO DECEMBER 31, 2000



                             PREFERRED STOCK         COMMON STOCK
                         ---------------------- ----------------------    ADDITIONAL
                                                                           PAID-IN      ACCUMULATED    UNEARNED
                            SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL        DEFICIT    COMPENSATION      TOTAL
                         ----------  ----------  ---------   ---------    ----------    ----------   -------------   ----------
Balance, July 16
  16, 1998 (inception)          --   $      --          --   $      --    $       --    $       --    $        --    $       --
 Members'
  contribution                  --          --  48,500,008     485,000    14,515,000            --             --    15,000,000
 Net loss                       --          --          --          --            --      (923,822)            --      (923,822)
                         ----------  ----------  ---------   ---------    ----------    ----------   -------------   ----------

Balance, December
  31, 1998                      --          --  48,500,008     485,000    14,515,000      (923,822)            --    14,076,178
 Members'
  contributions                 --          --          --          --    22,000,000            --             --    22,000,000
 Stock options                  --          --          --          --    14,309,876            --    (14,309,876)           --
 Amortization of
  unearned compensation         --          --          --          --            --            --      8,199,511     8,199,511
 Net loss                       --          --          --          --            --   (32,835,859)            --   (32,835,859)
                         ----------  ----------  ---------   ---------    ----------    ----------   -------------   ----------
Balance, December
 31, 1999                       --          --  48,500,008     485,000    50,824,876   (33,759,681)    (6,110,365)   11,439,830
Initial public
 offering                       --          --  12,321,100     123,211   193,664,076            --             --   193,787,287
Exercise of
 stock options                  --          --     538,748       5,387       703,061            --             --       708,448

Amortization
 of unearned
 compensation                   --          --          --          --            --            --      5,650,625     5,650,625
Unearned
 Compensation                   --          --          --          --       653,073            --       (653,073)           --
Net loss                        --          --          --          --            --   (80,188,100)            --   (80,188,100)
                         ----------  ----------  ---------   ---------    ----------    ----------   -------------   ----------


Balance
 December 31, 2000              --   $      --  61,359,856   $ 613,598 $ 245,845,086  $(113,947,781) $ (1,112,813) $131,398,090
                         ==========  ========== ==========   ========= =============  =============  ============= ============


                                             The accompanying notes are an integral part of the consolidated financial statements.


                                        ALAMOSA HOLDINGS, INC.
                               (SUCCESSOR TO ALAMOSA PCS HOLDINGS, INC.)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE PERIOD
                                                                                JULY 16, 1998
                                                     YEAR           YEAR         (INCEPTION)
                                                     ENDED          ENDED          THROUGH
                                                 DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                     2000           1999            1998
                                               --------------   ------------   --------------
    Cash flows from operating activities:
    Net loss                                   $ (80,188,100)   $(32,835,859)   $(923,822)
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:
      Non-cash compensation expense                5,650,625       8,199,511           --
      Depreciation and amortization               12,530,038       3,056,923        2,063
      Bad debt expense                             1,107,339         160,498           --
      Amortization of debt issuance
       costs                                       1,397,546         331,063           --
      Interest expense on discount
       notes                                      23,051,533       2,068,601           --
      Loss from disposition of
       interest rate
       cap agreements                                266,178             --            --
      Loss from asset disposition                     81,347             --            --
       (Increase) decrease in:
      Accounts receivable                        (14,178,633)    (1,836,134)           --
      Inventory                                    3,024,587     (5,777,375)           --
      Prepaid expenses and other
       assets                                     (4,296,355)      (594,027)      (52,046)
      Increase (decrease) in:
      Accounts payable and accrued
       expenses                                   22,335,731     10,137,095       845,851
                                               --------------   ------------   --------------
       Net cash used in operating
         activities                              (29,218,164)   (17,089,704)     (127,954)
                                               --------------   ------------   --------------
    Cash flows from investing activities:
      Additions to property and
      equipment                                 (136,904,260)   (76,601,004)   (1,366,606)
      Issuance of notes receivable               (46,865,233)            --            --
      Acquisition related costs                   (3,155,782)            --            --
      Purchase of short term
      investments                                 (1,600,000)            --            --
      Repayment (Issuance) of note
      receivable from officer                        100,000       (100,000)           --
      Purchase of minority  interest
      in subsidiary                                 (255,000)            --            --
      Change in restricted cash                      518,017       (518,017)           --
                                               --------------   ------------   --------------

       Net cash used in investing activities    (188,162,258)   (77,219,021)   (1,366,606)
                                               --------------   ------------   --------------

    Cash flows from financing activities:
      Equity offering proceeds                   208,589,367             --            --
      Equity offering costs                      (13,598,942)    (1,360,405)           --
      Issuance of Senior Discount Notes          187,096,000             --            --
      Capital contributions                               --     22,000,000    15,000,000
      Proceeds from issuance of
      long-term debt                              57,758,559     66,357,841        23,637
      Debt issuance costs                        (10,762,613)      (234,371)           --
      Stock options exercised                        708,449             --            --
      Repayments of long-term debt               (76,239,373)            --            --
      Payments on capital leases                     (31,169)       (25,756)           --
      Interest rate cap premiums                     (27,400)      (301,950)           --
                                               --------------   ------------   --------------

       Net cash provided by financing
        activities                               353,492,878     86,435,359    15,023,637
                                               --------------   ------------   --------------
    Net increase (decrease) in cash
    and cash equivalents                         136,112,456     (7,873,366)   13,529,077
    Cash and cash equivalents at
    beginning of period                            5,655,711     13,529,077           --
                                               --------------   ------------   --------------

    Cash and cash equivalents at
    end of period                              $ 141,768,167    $ 5,655,711   $13,529,077
                                               ==============   ============   ==============
    Supplemental disclosure - cash
    paid for interest                          $   1,730,980    $   218,142   $        --
                                               ==============   ============   ==============
    Supplemental disclosure of
    non-cash activities
      Capitalized lease obligations incurred   $     256,719    $   146,379   $   728,219
      Liabilities assumed in
      connection with purchase of
      property and equipment                      28,816,329      5,352,347            --
      Liabilities assumed in
      connection with debt
      issuance costs                                      --      3,840,000            --
      Liabilities assumed in
      connection with microwave
      relocation                                          --      3,578,155            --
                                               --------------   ------------   --------------
                                                $ 29,073,048   $ 12,916,881   $   728,219
                                               ==============   ============   ==============



The accompanying notes are an integral part of the consolidated financial statements.




                           ALAMOSA HOLDINGS, INC.
              (SUCCESSOR TO ALAMOSA PCS HOLDINGS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BUSINESS OPERATIONS

      Alamosa PCS Holdings, Inc. ("Holdings") through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern and Midwestern United States. Holdings, a Delaware corporation, was formed in October 1999 to operate as a holding company in anticipation of an initial public offering as described in Note 2. Immediately prior to the offering in February 2000, shares of Holdings were exchanged for Alamosa PCS LLC's ("Alamosa") membership interests, and Alamosa became wholly owned by Holdings. These financial statements are presented as if the reorganization had occurred as of the beginning of the periods presented. Holdings and its subsidiaries are collectively referred to in these financial statements as the "Company." As further described below, in 2001, through a series of transactions, Holdings' name was changed to Alamosa (Delaware), Inc.

      In 1998, Alamosa was formed and subsequently entered into affiliation agreements with Sprint PCS, the PCS Group of Sprint Corporation. These affiliation agreements provided the Company with the exclusive right to build, own and manage a wireless voice and data services network in markets with over 5.2 million residents located in Texas, New Mexico, Arizona and Colorado under the Sprint PCS brand. The Company amended its affiliation agreements with Sprint PCS in December 1999 to expand its services network so that it includes 8.4 million residents. The Company is required to build out the wireless network according to Sprint PCS specifications. If the Company does not meet the build-out schedule as specified in the Sprint management agreement, the Company could be in breach of its agreement with Sprint and subject to penalties. The affiliation agreements are in effect for a term of 20 years with three 10-year renewal options unless terminated by either party under provisions outlined in the affiliation agreements. The affiliation agreements include indemnification clauses between the Company and Sprint PCS to indemnify each other against claims arising from violations of laws or the affiliation agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

      On July 31, 2000, the Company signed definitive agreements to merge two Sprint PCS affiliates, Roberts Wireless Communications, L.L.C ("Roberts") and Washington Oregon Wireless, LLC ("WOW") into its operations. On December 14, 2000, Holdings formed a new holding company pursuant to a merger under Section 251(g) of the Delaware General Corporation Law whereby Holdings was merged with a direct wholly owned subsidiary of a new holding company, which was a direct wholly owned subsidiary of Holdings. Each share of the former Alamosa PCS Holdings was converted into one share of the new holding company and the former public company became a wholly owned subsidiary of the new holding company. The Section 251(g) transaction did not require any vote of the Alamosa PCS Holdings stockholders. Upon effectiveness of the Section 251(g) transaction, Holdings' name was changed to Alamosa (Delaware), Inc. and the new holding company's name was changed to Alamosa PCS Holdings, Inc. On February 14, 2001, the new Alamosa PCS Holding became a wholly owned subsidiary of a new holding company, Alamosa Holdings, Inc. ("Superholdings"). Each share of the new Alamosa PCS Holdings' common stock issued and outstanding immediately prior to the merger was converted into the right to receive one share of Superholdings' common stock. Superholdings' common stock is quoted on The Nasdaq National Market under the same symbol previously used by Alamosa PCS Holdings, "APCS."

2.    INITIAL PUBLIC OFFERING

      On October 29, 1999, Holdings filed a registration statement with the Securities and Exchange Commission for the sale of 10,714,000 shares of its common stock (the "Stock Offering"). The Stock Offering became effective and the shares were issued on February 3, 2000 at the initial price of $17.00 per share. Subsequently, the underwriters exercised their over-allotment option of 1,607,100 shares. Holdings received net proceeds of $194.3 million after commissions of $13.3 million and expenses of approximately $1.0 million. The proceeds of the Stock Offering are to be used for the build out of the system, to fund operating capital needs and for other corporate purposes.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash, money market funds, and commercial paper with minimal interest rate risk and original maturities of three months or less at the date of acquisition. The carrying amount approximates fair value.

      SHORT-TERM INVESTMENTS - The Company invests in highly liquid debt instruments with strong credit ratings. Commercial paper investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. The carrying amount of the investments approximates fair value due to their short maturity. The Company maintains cash and cash equivalents and short-term investments with certain financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

      INVENTORY - Inventory consists of handsets and related accessories. Inventories purchased for resale are carried at the lower of cost or market using the first-in first-out method. Market is determined using replacement cost.

      PROPERTY AND EQUIPMENT - Property and equipment are reported at cost less accumulated depreciation. Cost incurred to design and construct the wireless network in a market are classified as construction in progress. When the wireless network for a particular market is completed and placed into service, the related costs are transferred from construction in progress to property and equipment. Repair and maintenance costs are charged to expense as incurred; significant renewals and betterments are capitalized. When depreciable assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gains or losses on disposition are recognized in income. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of future operating cash flows, undiscounted and without interest. If based on this projection, the Company does not expect to recover its carrying cost, an impairment loss equal to the difference between the fair value of the asset and its carrying value will be recognized in operating income. Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.


      Asset lives are as follows:
               Buildings                 20 years
               Network equipment         5-10 years
               Vehicles                  5 years
               Furniture and office
               equipment                 5-7 years

      Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

      Interest will be capitalized in connection with the construction of the wireless network. The capitalized interest will be recorded as part of the asset to which it relates and will be amortized over the asset's estimated useful life. No interest was capitalized in 2000. Total interest capitalized was $656,985 as of December 31, 1999.

      Microwave relocation includes costs and the related obligation incurred to relocate incumbent microwave frequencies in the Company's service area. Microwave relocation costs are amortized on a straight-line basis over 20 years beginning upon commencement of services in respective markets. The amortization of microwave relocation costs was $273,453 and $84,312 for the years ended December 31, 2000 and 1999, respectively.

      SOFTWARE COSTS - In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During fiscal 2000 and 1999, the Company capitalized approximately $2,037,000 and $411,000, respectively, in software costs under SOP 98-1, which are being amortized over a five-year life. The Company amortized computer software costs of approximately $265,000 and $40,000 during 2000 and 1999, respectively.

      START-UP COSTS - In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This statement became effective January 1, 1999 and required that costs of start up activities and organization costs be expensed as incurred.

      ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expenses totaled $18,964,068 and $3,663,893 during 2000 and 1999, respectively.

      INCOME TAXES. - The Company presents income taxes pursuant to Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("FAS 109"). FAS 109 uses an asset and liability approach to account for income taxes, wherein, deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

      REVENUE RECOGNITION - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB 101 were required to be adopted during the quarter ending December 31, 2000 effective as of January 1, 2000. Pursuant to SAB 101, the company began deferring customer activation fee revenue and an equal amount of customer acquisition related expenses in October 2000 when the Company began charging these fees. These deferred amounts are amortized over a three-year period, which approximates the average life of a customer. For the year ended December 31, 2000, the Company had deferred $1,180,413 of activation fee revenue and acquisition related expenses and had amortized $77,012. At December 31, 2000, $735,593 of the remaining deferral was classified as long-term.

      The Company recognizes revenue as services are performed. Sprint PCS handles the Company's billings and collections and retains 8% of collected service revenues from Sprint PCS subscribers based in the Company's territories and from non-Sprint PCS subscribers who roam onto the Company's network. The amount retained by Sprint PCS is recorded in Cost of Service and Operations. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS customers who are not based in the Company's territories are not subject to the 8% retainage.

      Sprint PCS pays the Company a Sprint PCS roaming fee for each minute that a Sprint PCS subscriber based outside of the Company's territories roams on the Company's portion of the Sprint PCS network. Revenue from these services will be recognized as the services are performed. Similarly, the Company will pay Sprint PCS roaming fees to Sprint PCS, when a Sprint PCS subscriber based in the Company's territories roams on the Sprint PCS network outside of the Company's territories. These costs will be included as cost of service when incurred.

      Product revenues consisting of proceeds from sales of handsets and accessories are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint PCS' handset return policy that allows customers to return handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to customers at little additional cost. However, when handsets are returned to Sprint PCS for refurbishing, the Company will receive a credit from Sprint PCS, which will be less than the amount the Company originally paid for the handset. For the years ended December 31, 2000 and 1999, respectively, product revenue was $9,200,669 and $2,450,090. The cost of products sold includes the total cost of accessories and handsets sold through our retail stores (including sales to local indirects) and totaled $20,524,427 and $5,938,838 for the years ending December 31, 2000 and 1999, respectively. There were no product revenues or related costs for the period from inception to December 31, 1998. The costs of handsets exceeds the retail sales price because we subsidize the price of handsets for competitive reasons.

      STOCK BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The non-cash compensation expense relates to three employees whose cash compensation is recorded in cost of service and operations and general and administrative expenses. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." See Note 13.

      EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and potential dilutive common shares during the period, except those that are antidilutive. During the fiscal year ended December 31, 2000, options to purchase approximately 6,788,752 shares were outstanding but are not included in the computation because they are antidilutive.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

      RISKS AND UNCERTAINTIES - We estimate that we will require approximately $223 million to complete the current build-out plan and fund working capital losses through March 2002. This includes our acquisitions of Roberts and WOW, as described in Note 17. The actual funds required to build-out our portion of the Sprint PCS network and to fund operating losses and working capital needs may vary materially from this estimate, and additional funds could be required. Failure to obtain additional capital, if needed to complete the build-out of our portion of the Sprint PCS network, could cause delay or abandonment of our development plans.

      CONCENTRATION OF RISK - The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of this institution regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

      RECLASSIFICATION - Certain reclassifications have been made to prior year balances to conform to current year presentations.

      EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. Management believes that the adoption of these statements will not have a significant impact on the Company's financial results.

4.    NOTES RECEIVABLE

      ROBERTS - On July 31, 2000, Alamosa Operations, Inc. ("Operations") entered into a loan agreement with Roberts Wireless Communications, L.L.C. ("Roberts") whereby Operations agreed to lend up to $26.6 million to be used only for the purpose of funding Roberts' working capital needs from July 31, 2000 through the completion of the Roberts merger, as described Note 1. Also on July 31, 2000, Operations entered into a loan agreement with the owners of Roberts for $15 million. As of December 31, 2000, approximately $37 million had been funded under the loan agreements. The loans bear interest at the prime rate and are due 6 months after the termination of the Roberts reorganization agreement, upon acceleration or upon demand.

      WOW - Also, on July 31, 2000, WOW and Operations entered into a loan agreement whereby Operations agreed to lend up to $11 million to WOW to be used only for the purposes of (a) satisfying certain capital contribution requirements under WOW's operating agreement, and (b) funding WOW's working capital needs from July 31, 2000 through the completion of the WOW merger. As of December 31, 2000, approximately $10 million had been funded under the loan agreement. The loan bears interest at the prime rate and is due 30 days after the termination of the WOW reorganization agreement or upon demand. The loan is guaranteed by certain members of WOW Holdings.

      The mergers of Roberts and WOW into the Company were completed in February, 2001.

5.    UNAUDITED PRO FORMA INFORMATION

      The unaudited pro forma information reflects certain assumptions regarding transactions and their effects that occurred as a result of the reorganization described in Note 1.

      UNAUDITED PRO FORMA INCOME INFORMATION - The unaudited pro forma information as shown on the statements of operations is presented to show the effects of income taxes related to the Company's subsequent termination of its limited liability company status. The unaudited pro forma income tax adjustment is presented as if the Company had been a C Corporation subject to federal and state income taxes at an effective tax rate of 34% for the period from inception through December 31, 1998 and the year ended December 31, 1999. Application of the provisions of SFAS No. 109, "Accounting for Income Taxes" would have resulted in a deferred tax asset primarily from temporary differences related to the treatment of start-up costs and from net operating loss carryforwards. The deferred tax asset would have been offset by a full valuation allowance, as there is not currently sufficient positive evidence as required by SFAS No. 109 to substantiate recognition of the asset.

      The pro forma information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the Company elected to terminate its limited liability company status as of the beginning of 1999, nor are they necessarily indicative of future operating results.

      UNAUDITED PRO FORMA NET LOSS PER SHARE - Pro forma net loss per share is calculated by dividing pro forma net loss by the weighted average number of shares of common stock which would have been outstanding before the initial public offering after giving effect to the reorganization of the Company described in Note 1.

      UNAUDITED PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING - Unaudited pro forma weighted average shares outstanding is computed after giving effect to the reorganization of the Company described in Note
      1. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding at December 31, 1999 exclude 141,042 incremental potential common shares from stock options because inclusion would have been antidilutive.

6.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                        DECEMBER 31,   DECEMBER 31,
                                            2000           1999
                                        ------------   -------------
      Land and building.............     $5,668,180     $2,762,357
      Network equipment.............    159,982,079     72,518,897
      Vehicles......................      1,584,286        430,753
      Furniture and office equipment     10,129,708      2,266,966
                                         ----------     ----------

                                        177,364,253     77,978,973
      Accumulated depreciation......     (15,290,044)   (2,974,674)
                                         -----------    ----------

          Subtotal..................     162,074,209    75,004,299

      Microwave relocation costs....      4,103,214      3,578,155
      Accumulated amortization......       (273,453)       (84,312)
                                       ------------     ----------

          Subtotal..................      3,829,761      3,493,843

      Construction in progress:
        Network equipment...........     60,596,869      4,825,288
        Leasehold improvements......      2,482,030      1,390,294
                                         ----------     ----------

          Subtotal..................     63,078,899      6,215,582
                                         ----------     ----------

          Total.....................     $228,982,869   $84,713,724
                                         ============   ===========

7.    LEASES

      OPERATING LEASES - The Company has various operating leases, primarily related to rentals of tower sites and offices. Rental expense was $6,177,267 and $1,924,848 for 2000 and 1999, respectively. At December 31, 2000, the aggregate minimum rental commitments under noncancelable operating leases for the periods shown are as follows:

                   YEARS:
                    2001                $  8,700,345
                    2002                   8,684,484
                    2003                   8,682,799
                    2004                   8,661,004
                    2005                   8,535,777
                 Thereafter                35,025,779
                                     ----------------

                    Total               $  78,290,188
                                        =============

      CAPITAL LEASES - Capital leases consist of leases for rental of retail space and switch usage. The net present value of the leases was $1,074,392 and $848,842 at December 31, 2000 and 1999,
      respectively, and was included in property and equipment. Amortization recorded under these leases was $133,724 for the year ended December 31, 2000 and was $30,894 during 1999. At December 31, 2000, the future payments under capital lease obligations, less imputed interest, are as follows:

                         YEARS:
                         2001                      $148,280
                         2002                      149,131
                         2003                      149,999
                         2004                      159,135
                         2005                      160,788
                         Thereafter              1,181,166
                                                 ---------

                   Total minimum lease payments  1,948,499
                   Less: imputed interest          874,107
                                                 ---------

                   Present value of minimum
                   lease payments                1,074,392
                   Less: current installments       35,778
                                                 ---------

                   Long-term capital lease
                   obligations at December
                   31, 2000                     $1,038,614
                                                ==========

8.    BANK LINE OF CREDIT

      The Company had a $500,000 revolving line of credit with a bank that expired June 9, 2000. The line of credit had a variable interest rate of 9.25% at December 31, 1999. Proceeds from this line of credit were used to purchase vehicles for service representatives. This loan has not renewed and there is no amount outstanding at December 31, 2000. As of December 31, 1999, $363,665 was outstanding on the line of credit.

9.    LONG-TERM DEBT

      Long-term debt consists of the following:


                              December 31, 2000    December 31, 1999
                              -----------------    -----------------

Debt outstanding under credit
 facilities:
    Senior Discount Notes      $   209,279,908      $          --
    EDC Credit Facility             54,524,224          71,876,379
    Bank line of credit                     --             363,665
                               ---------------      --------------
Total debt                         263,804,132          72,240,044
Less current maturities                     --             363,665
                               ---------------      --------------
Long-term debt, excluding
 current maturities            $   263,804,132      $   71,876,379
                               ===============      ==============

      SENIOR DISCOUNT NOTES - On December 23, 1999, Alamosa (Delaware), Inc. filed a registration statement with the Securities and Exchange Commission for the issuance of $350 million face amount of Senior Discount Notes (the "Notes Offering"). The Notes Offering was completed on February 8, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximate $6.1 million. The Senior Discount Notes ("Notes") mature in ten years (February 15, 2010) and carry a coupon rate of 12 7/8%, and provides for interest deferral for the first five years. The Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the Notes Offering are to be used to prepay $75 million of the Nortel credit facility, to pay costs to build out the system, to fund operating working capital needs and for other general corporate purposes. Significant terms of the Notes include:

      o RANKING - The 2000 Senior Discount Notes are senior unsecured obligations of Alamosa (Delaware), Inc., equal in right of payment to all future senior debt of Alamosa (Delaware), Inc. and senior in right of payment to all future subordinated debt of Alamosa (Delaware), Inc.;

      o GUARANTEES - The 2000 Senior Discount Notes are unsecured obligations and will rank equally with all existing and future senior debt and senior to all existing and future subordinate debt. The Notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of Alamosa (Delaware), Inc. with the exception of Alamosa Operations, Inc., a wholly owned subsidiary of Alamosa (Delaware), Inc. The financial statements of Alamosa (Delaware), Inc. and financial information related to its guarantor subsidiaries are included in Alamosa (Delaware), Inc.'s Form 10-K.

      o OPTIONAL REDEMPTION - During the first thirty six (36) months after the 2000 Senior Discount Notes offering, we may use net proceeds of an equity offering to redeem up to 35% of the accreted value of the notes at a redemption price of 112 7/8%;

      o CHANGE OF CONTROL - Upon a change of control as defined by the 2000 Senior Discount Notes offering, we will be required to make an offer to purchase the notes at a price equal to 101% of the accreted value (original principal amount plus accrued interest) before February 15, 2005, or 101% of the principal amount at maturity thereafter; and

      o RESTRICTIVE COVENANTS - The indenture governing the 2000 Senior Discount Notes contains covenants that, among other things and subject to important exceptions, limit our ability and the ability of our subsidiaries to incur additional debt, issue preferred stock, pay dividends, redeem capital stock or make other restricted payments or investments as defined by the Notes Offering, create liens on assets, merge, consolidate or dispose of assets, or enter into transactions with affiliates and change lines of business.

      NORTEL/EDC CREDIT FACILITY - The Company entered into a credit facility effective June 10, 1999 with Nortel for $123.0 million. On February 8, 2000 the Company entered into an Amended and Restated Credit Agreement with Nortel Networks Inc., and on June 23, 2000, Nortel assigned the entirety of its loans and commitments under the Amended and Restated Credit Agreement to Export Development Corporation (the "Nortel/EDC Credit Facility"). The proceeds of the Nortel/EDC Credit Facility are used to purchase equipment, to fund the construction of the Company's portion of the Sprint PCS network, and to pay associated financing costs. The financing terms permitted the Company to borrow $250 million (which was subsequently reduced to $175 million as a result of the prepayment of $75 million outstanding) under three commitment tranches through February 18, 2002, and requires minimum equipment purchases.

      The Nortel/EDC Credit Facility is collateralized by all of the Company's current and future assets and capital stock. The Company is required to maintain certain financial ratios and other financial conditions including minimum levels of revenue and wireless subscribers. In addition, the Company is required to maintain a 1.0 million cash balance as collateral against the facility. At December 31, 1999, the Company was not in compliance with this agreement; however, a waiver of this requirement was obtained from Nortel.

      Alamosa may borrow money under the Nortel/EDC Credit Facility as either a base rate loan with an interest rate of prime plus 2.75%, or a Eurodollar loan with an interest rate of the London interbank offered rate, commonly referred to as LIBOR, plus 3.75%. The LIBOR interest rate was 6.199% at December 31, 2000. In addition, an annual unused facility fee of 0.75% will be charged beginning August 8, 2000 on the portion of the available credit that has not been borrowed. Interest accrued through the two-year anniversary from the closing date can be added to the principal amount of the loan. Thereafter, interest is payable monthly in the case of base rate loans and at the end of the applicable interest period, not to exceed three months, in the case of Eurodollar loans. Interest expense for the period ended December 31, 2000 totaled $1,332,392. Principal is payable in 20 quarterly installments beginning September 30, 2002. Alamosa may voluntarily prepay any of the loans at any time, but any amount repaid may not be reborrowed since there are no revolving credit features. Alamosa must make mandatory prepayments under certain circumstances, including 50% of the excess cash flow, as computed under the Nortel/EDC Credit Facility, after March 31, 2002 and any amount in excess of $250,000 received for asset sales outside the ordinary course of business or insurance proceeds, to the extent not reinvested in property or assets within a stated period of time. All prepayments are applied to the outstanding loan balances pro rata in the inverse order of maturity, except where there is a borrowing base shortage, in which case prepayments are first applied there, and then pro rata among all three commitment tranches.

      The original commitment terms provided for warrants representing 2% of the outstanding common stock of Holdings. These warrants were eliminated, by prior agreement, when the Company used $75 million of the equity contribution from Holdings to prepay, in February 2000, amounts previously borrowed under the Nortel/EDC Credit Facility. In addition to the $75 million prepayment, in conjunction with the closing of the new facility, the Company also paid accrued interest of approximately $852,500 and origination fees and expenses of $3,995,000.

      As a condition of the financing, Sprint PCS has entered into a consent and agreement with Nortel that modifies Sprint PCS' rights and remedies under its affiliation agreements with the Company. Among other things, Sprint PCS consented to the pledge of substantially all of the Company's assets to Nortel, including the affiliation agreements. In addition, Sprint PCS may not terminate the affiliation agreements with the Company and must maintain 10 MHz of PCS spectrum in the Company's markets until the Nortel/EDC Credit Facility is satisfied or the Company's assets are sold pursuant to the terms of the consent and agreement with Nortel.

      Alamosa incurred approximately $8,256,000 of costs associated with obtaining the Nortel/EDC Credit Facility. Those costs consisted of loan origination fees, legal fees and other debt issuance costs that have been capitalized and are being amortized to interest expense using the straight-line method over the term of the Nortel/EDC Credit Facility.

      Terms and conditions of the Nortel/EDC Credit Facility after the assignment on June 23, 2000 are essentially the same as before the assignment. However, the Company is no longer required to maintain a $1 million cash balance as collateral against the Nortel/EDC Credit Facility.

10.   INCOME TAXES

      Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset has been fully reserved because of uncertainty regarding the Company's ability to recognize the benefit of the asset in future years. Prior to February 1, 2000, the Company's predecessor operated as a Limited Liability Company ("LLC") under which losses for income tax purposes were utilized by the LLC members on their income tax returns. Subsequent to January 31, 2000, the Company became a C-Corp for federal income tax purposes and therefore subsequent losses became net operating loss carryforwards of the Company. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                            DECEMBER 31,
                                                2000
                                           -------------
      Deferred tax assets:
        Net operating loss carryforwards   $ 25,625,914
        Original issue discount               7,690,882
        Non-cash compensation                 2,067,209
        Start-up expenses                     1,006,690
        Deferred rent                           588,000
        Bad debt allowance                      442,577
        Other                                   600,517
                                           ------------

          Gross deferred tax assets          38,021,789

      Deferred tax liabilities:
        Depreciation                         10,995,932
        Other                                    40,532
                                           ------------
      Net deferred tax assets                26,985,325
      Valuation allowance                   (26,985,325)
                                           ------------

      Deferred tax balance                 $         --
                                           ============


      The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

                                            DECEMBER 31,
                                               2000
                                            ------------

      Federal tax benefit at statutory rate        (35%)
                                            ============

      Predecessor Limited Liability Company         1.45%
      Adjustment   due   to   increase   in        33.40%
      valuation allowance
      Other                                          .15%
                                            -------------
      Provision for income taxes                    0.00%
                                            =============

      As of December 31, 2000, the Company has available net operating loss carryforwards totaling approximately $73,217,000 which expire beginning in 2020. Utilization of net operating loss carryforwards may be limited by ownership changes which may have occurred or could occur in the future.

11.   RELATED PARTY TRANSACTIONS

      NOTE RECEIVABLE - On April 23, 1999, the Company entered into a $100,000 loan agreement with an officer of the Company. The loan was fully repaid on April 10, 2000.

      AGREEMENTS WITH CHR SOLUTIONS, INC. - Alamosa has entered into a number of agreements with CHR Solutions, Inc. ("CHR") to perform various consulting and engineering services. CHR resulted from a merger between Hicks & Ragland Engineering Co., Inc., and Cathey, Hutton & Associates, Inc. effective as of November 1, 1999. David Sharbutt, the Company's Chairman and Chief Executive Officer, was at the time the agreements were executed, the President and Chief Executive Officer of Hicks & Ragland. As of December 2000, Mr. Sharbutt resigned his position on the Board of CHR, and is no longer an employee of CHR.

      Total amounts paid under the above agreements totaled $6,334,259 and $3,841,793 for the years ended December 31, 2000 and 1999, respectively. Amounts included in accounts payable for the above agreement totaled $1,489,358 and $893,764 for the years ended December 31, 2000 and 1999, respectively.

      AGREEMENT WITH AMERICAN TOWER CORPORATION - In August 1998, the Company entered into a master site development and lease agreement with Specialty Capital Services, Inc. ("Specialty"), a subsidiary of Specialty Teleconstructors, Inc. ("Teleconstructors"), that has since merged with American Tower Corporation ("American"). Pursuant to the agreement, Specialty arranges for collocation of equipment or constructs new facilities in area identified for build-out. Specialty provides site acquisitions, leasing and construction services, and secures zoning, permitting and surveying approvals and licenses for each base station. This initial term master agreement expires in August 2003, with automatic renewal for three additional terms of five years each.

      The agreement provides for monthly payments subject to an annual adjustment based on the Consumer Price Index. Prior to October 1, 1999, Specialty was related to the Company through one of the Company's directors who owned interests in both the Company and Teleconstructors and was an employee and officer of Specialty and Teleconstructors. In addition, another individual who was one of the Company's directors at the time the agreement was entered into is a manager of Longmont PCS, LLC, one of the Company's former members. This individual was also a stockholder of Teleconstructors and acted as a vice president of American, which acquired Teleconstructors. The two individuals completed the disposition of their ownership interests in American by September 30, 1999 and are no longer associated with American. No amounts were paid or outstanding under this agreement during 1998. Through September 30, 1999, $165,300 was paid under this agreement.

      AGREEMENTS WITH TECH TELEPHONE COMPANY - Alamosa entered into a telecommunications service agreement with Tech Telephone Company Limited Partnership, an affiliate of CHR, to install and provide DSI telecommunications lines between sprint PCS and the Company's Lubbock-based operations and between the Company's Lubbock-based operations and other markets. The original term of the agreement is three years, but the agreement automatically renews upon expiration for additional successive 30-day terms by either party.

      The Company has also entered into a distribution agreement with Tech Telephone, authorizing it to become a third party distributor of Sprint PCS products and services for the Company in Lubbock.

      Total amount paid for these contracts was $1,707,074 and $212,687 during the years ended December 31, 2000 and 1999 respectively. The amounts included in accounts payable for the same periods were $147,387 and $288,461, respectively.

      OTHER RELATED PARTY TRANSACTIONS - In November 1998, the Company entered into an agreement to lease space for telephone switching equipment in Albuquerque with SASR Limited Partnership, 50% owned by one of the Company's directors and a manager of West Texas PCS, LLC, and Budagher Family LLC, two of the Company's interest holders. The lease has a term of five years with two optional five-year terms. The lease provides for monthly payments aggregating to $18,720 a year with 10% increase at the beginning of the two option periods, as well as a pro rata portion of real estate taxes on the property.

      In connection with the Company's distribution and sales of Sprint PCS wireless communications equipment, on December 28, 1998, the Company entered into a long-term agreement to lease space for a retail store in Lubbock, Texas with Lubbock HLH, Ltd., principally owned by one of Holding's directors and the general manager of South Plains Advance Communications & Electronics, Inc. ("SPACE"). SPACE is a stockholder of the Company. This lease has a term of 15 years and provides for monthly payments aggregating to approximately $110,000 a year, subject to adjustment based on the Consumer Price Index on the first day of the sixth lease year and on the first day of the eleventh lease year. No amounts were paid or outstanding under this lease at December 31, 1998. During 1999, $73,233 was paid under this lease. No amount was payable at December 31, 1999. During 2000, $100,833 was paid under this lease. No amount was payable at December 31, 2000.

12.   EMPLOYEE BENEFITS

      Effective November 13, 1998, the Company elected to participate in the NTCA Savings Plan, a defined contribution employee savings plan sponsored by the National Telephone Cooperative Association under
      Section 401(k) of the Internal Revenue Code. No employer contributions were made to this plan for the period ended December 31, 1999 and 1998. During 2000, the Company made employer contributions of $187,555.

      Effective October 1, 1999, the Company entered into a three-year employment agreement with its Chief Executive Officer ("CEO"), the Company's chairman. In addition, in December 1999, the Company granted options to the CEO to acquire 242,500 common shares at an exercise price of $1.15 per share which vested immediately prior to the completion of the initial public offering and 1,455,000 shares at an exercise price equal to the initial public offering price which vest 33% per year beginning September 30, 2000. The options expire January 5, 2009. The Company will recognize compensation expense of $3,116,125 related to the 242,500 options issued with an exercise price below the initial public offering price over the options vesting period.

      Compensation expense recorded for the year ended December 31, 2000 and 1999 was $2,764,797 and $351,328, respectively.

      On October 2, 1998, the Company entered into an employee agreement with its Chief Operating Officer ("COO"). The agreement provides for the granting of stock options in three series. The initial exercise price was determined based on the following formula: $48,500,000, committed capital at September 30, 1998, multiplied by the percentage interest represented by the option exercised. The exercise price for each series increased by an annual rate of 8%, 15% or 25% compounded monthly beginning at the date of grant as specified by the agreement. Options may be exercised any time from January 1, 2004 to January 5, 2008. The options vest over a three-year period. During 1998, one option from each series was granted under this agreement. The options to acquire membership interests described above were to be exchanged for options in Holdings to acquire an equivalent number of common shares: 242,500 at $1.08 per share, 242,500 at $1.15 per share and 242,500 at $1.25 per share. Effective December 1999, the Company amended his options such that each of his three series of original options were exchanged for two options to acquire a total of 1,697,500 shares of common stock. The first option to acquire 242,500 shares of common stock has a fixed exercise price of $1.15 per share and vested immediately prior to completion of the initial public offering. The second option to acquire 1,455,000 shares of common stock has an exercise price equal to the initial public offering price and vests 25% per year beginning September 30, 2000. The expiration date of all of the COO's options was extended from January 5, 2008 to January 5, 2009. These amendments resulted in a new measurement date. The Company will record compensation expense totaling $9,341,100 in connection with these options. Compensation expense recorded for the years ended December 31, 2000 and 1999 was $1,639,532 and $6,588,755, respectively.

      Effective December 1, 1999, the Company entered into a five-year employment agreement with its Chief Financial Officer ("CFO"). In addition, the Company granted the CFO options to purchase 1,455,000 shares at the initial public offering price and that will expire January 5, 2009. There is no compensation cost related to these options.

      On October 14, 1998, the Board of Members of the Company approved an Incentive Ownership Plan. The plan consisted of 3,500 units comprised of 1,200 Series 8, 1,150 Series 15 and 1,150 Series 25 units. The exercise price for each series was based on a pre-defined strike price which increased by an annual rate of 8%, 15% or 25% compounded monthly beginning July 1, 2000. The initial exercise prices were $564.79, $623.84 and $711.88 for Series 8, Series 15 and Series 25
      options, respectively. Each unit provided the holder an option to purchase an interest in the Company. Vested units could have been exercised any time from July 1, 2000 to December 31, 2006. On October 29, 1998, under an employment agreement with the Company's Chief Technology Officer, 300 units were granted under this plan. The options to acquire membership interests described above were to be exchanged for options to acquire an equivalent number of common shares: 48,500 at $1.13 per share, 48,500 at $1.25 per share and 48,500 at $1.42 per share. Effective as of the IPO, these options were converted into options of Holdings and were amended such that his original options with exercise prices that increased by an annual rate of 8%, 15%, or 25% (compounded monthly beginning July 1, 2000) were exchanged for options to purchase an equivalent number of common shares at fixed exercise prices equal to $1.13, $1.25 and $1.42 per share, which will not increase over the term of the options. These amendments resulted in a new measurement date. The Company recorded compensation expense totaling $2,095,723 in connection with these options. Compensation expense recorded for the year ended December 31, 2000 and 1999 was $836,296 and $1,259,427, respectively.

13.   STOCK-BASED COMPENSATION

      Holdings adopted an Incentive Stock Option Plan (the "Plan") effective November 12, 1999, which provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Holdings' common stock and for other stock-based awards to officers, directors and key employees for the direction and management of the Company and to non-employee consultants and independent contractors. At December 31, 2000, 7,000,000 shares of common stock were reserved for issuance under the Plan. The compensation committee of the board of directors administers the Plan and determines grant prices and vesting periods.

      Generally, the options under each plan vest in varying increments over a three to five-year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of common stock at the time of the grant.

      The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretation, in accounting for its employee stock options. In accordance with APB No. 25, no compensation expense or unearned compensation was recorded as of December 31, 1998. The Company has recorded unearned compensation of $14,962,949. This amount is being recognized over the vesting period in accordance with FASB Interpretation No. 28 when applicable. For the year ended December 31, 2000 and 1999, non-cash compensation of $5,650,625 and $8,199,511 has been recognized, respectively.

      As discussed in Note 3, the Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based on the fair value provisions of SFAS No. 123, the Company's net loss and net loss per share would have been decreased to the pro forma amounts indicated below:

                                                               FOR THE PERIOD
                                                               FROM JULY 16,
                                                               1998 (INCEPTION)
                                    YEAR END        YEAR END        THROUGH
                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                      2000            1999           1998
                                 -------------   ------------- ----------------

        Net loss - as reported.. $  (80,188,100)  $(32,835,859) $(923,822)
        Net loss - pro forma.... $  (80,188,100)  $(32,835,859) $(997,531)
        Net loss per share - as
        reported................
           Basic and Diluted.... $      (1.33)    $    (.68)    $   (.02)
        Net loss per share -
        pro forma...............
           Basic and Diluted.... $      (1.33)    $    (.68)    $   (.02)

      The pro forma disclosures provided are not likely to be representative of the effects on reported net income or loss for future years due to future grants and the vesting requirements of the Company's stock option plans.


      The weighted-average fair value for all stock options granted in 1998, 1999 and 2000 was $0.46, $13.04, and $12.18, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                          FOR THE
                                                                        PERIOD FROM
                                                                      JULY 16, 1998
                                                                        (INCEPTION)
                                  YEAR END          YEAR END              THROUGH
                               DECEMBER 31, 2000  DECEMBER 31, 1999   DECEMBER 31, 1998
                               -----------------  -----------------   ------------------

         Dividend yield......            0%            0%                   0%
         Expected volatility.           72%           70%                  70%
         Risk-free rate of
         return..............          6.3%           5.5%                 5.5%
         Expected life.......         4.07 years     5.53 years            0.3 years


      The following summarizes activity under the Company's stock option plans:

                                                           WEIGHTED-AVERAGE EXERCISE
                                 NUMBER OF OPTIONS              PRICE PER SHARE
                              -------------------------  -----------------------------
                                YEAR END      YEAR END       YEAR END       YEAR END
                              DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                  2000          1999           2000           1999
                              ------------- -----------   -------------  -------------
      Options outstanding
        at beginning
        of the period.....      5,282,000     873,000    $     12.47   $     1.18
      Granted.............      2,131,750   5,282,000          17.17        12.47
      Exercised...........       (538,750)        --           (1.48)          --
      Canceled/forfeited          (86,248)   (873,000)        (12.35)       (1.18)
                            ------------- -----------   -------------  -------------

      Options outstanding
        at the end
        of the period.....      6,788,752   5,282,000    $     16.87   $    12.47
                            ============= ===========   =============  =============
      Options exercisable
        at end of the
        period............      1,615,502      48,498    $     16.75   $     1.27



      The following table summarizes information for stock options at December 31, 2000:


                                  OUTSTANDING                       EXERCISABLE
                        ----------------------------------     ----------------------
                                                                            WEIGHTED
       RANGE OF          NUMBER                  REMAINING      NUMBER       AVERAGE
       EXERCISE            OF        EXERCISE   CONTRACTURAL      OF        EXERCISE
        PRICES          OPTIONS       PRICE         LIFE        OPTIONS      PRICE
      ------------      --------    ---------  --------------  --------   ------------


       $1.13 - $10.74     57,002    $   10.21      8.8           57,002  $   10.21
      $10.75 - $15.67    620,100    $   13.82      9.7            9,000  $   15.67
      $16.81 - $24.56  6,029,650    $   17.11      8.3        1,549,500  $   17.00
      $26.25 - $35.63     82,000    $   27.11      9.6            --          N/A
                        --------    ---------  --------------  --------   ------------
       $1.13 - $35.63  6,788,752    $   16.87      8.5        1,615,502  $   16.75
                       =========                              =========

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

      The carrying amount of the debt issued pursuant to the Company's credit agreement with EDC is expected to approximate fair value because the interest rate changes with market interest rates.

      The Company utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt. The interest rate cap agreements require premium payments to counterparties based upon a notional principal amount. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreements. The fair value of the interest rate cap agreements is estimated by obtaining quotes from brokers and represents the cash requirement if the existing contracts had been settled at the balance sheet dates.

      Selected information related to the Company's senior discount notes is a follows:

                                             DECEMBER 31,   DECEMBER 31,
                                                 2000         1999
                                             -----------    ------------

                     Book value            $ 209,279,908    $        --
                     Fair value              215,558,305             --
                                             -----------    -----------

                     Net unrecognized gain   $ 6,278,397    $        --
                                             ===========    ===========

      Selected information related to the Company's interest rate cap agreements is as follows:

                                             DECEMBER 31,   DECEMBER 31,
                                                 2000         1999
                                             -----------    ------------

                     Notional amount         $ 2,300,000    $ 35,607,000
                                             ===========    ============
                     Fair value                      439         125,815
                     Carrying amount              20,550         282,958
                                             -----------    ------------
                     Net unrecognized gain
                       (loss)                $   (20,111)   $   (157,143)


      These fair value estimates are subjective in nature and involve uncertainties and matters of considerable judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

15.   COMMITMENTS AND CONTINGENCIES

      On December 21, 1998, the Company entered into a three-year agreement with Nortel to purchase network equipment and infrastructure. Pursuant to that agreement, Nortel also agreed to provide installation and optimization services, such as network engineering and radio frequency engineering, for the equipment and to grant the Company a nonexclusive license to use the software associated with the Nortel equipment. The Company has committed to purchase $82.0 million worth of equipment and services from Nortel. Under the agreement, the Company will receive a discount on the network equipment and services because of the Company's affiliation with Sprint PCS, but must pay a premium on any equipment and services financed by Nortel. If the Company's affiliation with Sprint PCS ends, Nortel has the right to either terminate the agreement or, with the Company's consent, modify the agreement to establish new prices, terms and conditions. the Company entered into a modification of the agreement with Nortel after December 31, 1999 as described in Note 9.

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The quarterly results of operations (unaudited) for 1998, 1999, and 2000 per quarter are as follows:


                                                  QUARTER ENDED
                                     ---------------------------------------------
                                     MARCH 31  JUNE 30  SEPTEMBER 30   DECEMBER 31
                                     --------  -------  ------------   -----------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

              1998:
                  Net sales......   $    --  $    --    $     --  $     --
                  Operating loss.        --       --        (401)     (558)
                  Net loss.......        --       --        (400)     (523)
                  Basic and
                   diluted pro
                   forma net
                   loss per share   $    --  $    --    $   (.01) $   (.01)

              1999:
                  Net sales......   $    --  $    35    $  1,965  $  6,984
                  Operating loss.    (1,963)  (4,005)    (11,279)  (13,425)
                  Net loss.......    (1,745)  (4,018)    (11,926)  (15,147)
                  Basic and
                   diluted pro
                   forma net
                   loss per share.  $  (.02) $  (.08)   $   (.25) $   (.31)

              2000:
                  Net sales.......  $11,880  $17,553    $ 23,203  $ 30,064
                  Operating loss..  (13,114) (10,744)    (14,621)  (30,418)
                  Net loss........  (15,580) (12,908)    (17,470)  (34,230)
                  Basic and
                   diluted net loss
                   per share......  $ (0.27) $ (0.21)   $  (0.28) $  (0.57)


      Beginning the fourth quarter of 2000, the Company began recording bad debt expense as a component of selling and marketing. Quarterly net sales have been adjusted to reflect the reclassification of bad debt expense to selling and marketing expense. The effect amounted to $194,722, $319,590 and $219,871 for each of the first three quarters in the year ended December 31, 2000.

17.   SUBSEQUENT EVENTS

      2001 SENIOR NOTES

      On January 31, 2001, Alamosa (Delaware) consummated the offering (the "2001 Notes Offering") of $250 million aggregate principal amount of senior notes (the "2001 Senior Notes"). The 2001 Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001. The net proceeds from the sale of the 2001 Senior Notes were approximately $241 million, after deducting the discounts and commission to the initial purchasers and estimated offering expenses.

      Approximately $59.0 million of the proceeds of the 2001 Senior Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 2001 Senior Notes and the 2000 Senior Discount Notes, and the balance will be used for general corporate purposes of Alamosa (Delaware), including, accelerating coverage within the existing territories of Alamosa (Delaware); the build-out of additional areas within its existing territories expanding its existing territories; and pursuing additional telecommunications business opportunities or acquiring other telecommunications businesses or assets.

      Significant terms of the 2001 Senior Notes include:

      RANKING - The 2001 Senior Notes are senior unsecured obligations of Alamosa (Delaware), rank equally with all its existing and future senior debt and rank senior to all its existing and future subordinated debt.

      GUARANTEES - The 2001 Senior Notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by the current subsidiaries and future restricted subsidiaries of Alamosa (Delaware).

      SECURITY AGREEMENT - Concurrently with the closing of the 2001 Senior Notes, Alamosa (Delaware) deposited $59.0 million with the collateral agent, to secure on a pro rata basis the payment obligations of Alamosa (Delaware) under the 2001 Senior Notes and the 2000 Senior Discount Notes. The amount deposited in the security account, together with the proceeds from the investment thereof, will be sufficient to pay when due the first four interest payments on the 2001 Senior Notes. Funds will be released from the security account to make interest payments on the 2001 Senior Notes or the 2000 Senior Discount Notes as they become due, so long as there does not exist an event of default with respect to the 2001 Senior Notes or the 2000 Senior Discount Notes.

      OPTIONAL REDEMPTION - During the first thirty six (36) months after the 2001 Notes Offering, Alamosa (Delaware) may use net proceeds of an equity offering to redeem up to 35% of the accreted value of the notes at a redemption price of 112.5%.

      CHANGE OF CONTROL - Upon a change of control as defined by the 2001 Notes Offering, Alamosa (Delaware) will be required to make an offer to purchase the 2001 Senior Notes at a price equal to 101% of the principal amount together with accrued and unpaid interest.

      RESTRICTIVE COVENANTS - The indenture governing the 2001 Senior Notes contains covenants that, among other things and subject to important exceptions, limit the ability of Alamosa (Delaware) and the ability of the subsidiaries of Alamosa (Delaware) to incur additional debt, issue preferred stock, pay dividends, redeem capital stock or make other restricted payments or investments as defined by the 2001 Notes Offering, create liens on assets, merge, consolidate or dispose of assets, or enter into transactions with affiliates and change lines of business.

      REGISTRATION RIGHTS - In connection with the 2001 Senior Notes Offering, Alamosa (Delaware) entered into a registration rights agreement, where Alamosa (Delaware) and the guarantors of the 2001 Senior Notes agreed, (i) to file a registration statement within 90 days of the closing of the 2001 Senior Notes Offering which, when effective, will enable holders of the 2001 Senior Notes to exchange the privately placed 2001 Senior Notes for publicly registered notes. The publicly registered notes will have terms substantially identical to those of the privately placed notes, except that the new notes will be freely transferable; and (ii) to use reasonable best efforts to cause the registration statement to become effective under the Securities Act within 180 days after the closing of the 2001 Senior Notes Offering.

      SENIOR SECURED CREDIT FACILITY

      On February 14, 2001, Superholdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower; entered into the $280.0 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions.

      The following is a summary of the principal terms of the Senior Secured Credit Facility.

      The Senior Secured Credit Facility consists of:

      o a 7-year senior secured 12-month delayed draw term loan facility in an aggregate principal amount of up to $240.0 million; and

      o 7-year senior secured revolving credit facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $40.0 million, part of which will be available in the form of letters of credit.

      Under the Senior Secured Credit Facility, interest will accrue, at Alamosa Holdings, LLC's option: (i) at the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which is initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowings. The applicable interest margins are subject to reductions under a pricing grid based on ratios of Alamosa Holdings, LLC's total debt to its earnings before interest, taxes, depreciation and amortization ("EBITDA"). The interest rate margins will increase by an additional 200 basis points in the event Alamosa Holdings, LLC fails to pay principal, interest or other amounts as they become due and payable under the Senior Secured Credit Facility.

      The interest rate on the outstanding loans is 9.4375% Alamosa Holdings, LLC is also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The commitment fee accrues at a rate per annum equal to (i) 1.50% on each day when the utilization (determined by dividing the total amount of loans plus outstanding letters of credit under the Senior Secured Credit Facility by the total commitment amount under the Senior Secured Credit Facility) of the Senior Secured Credit Facility is less than or equal to 33.33%, (ii) 1.25% on each day when utilization is greater than 33.33% but less than or equal to 66.66% and (iii) 1.00% on each day when utilization is greater than 66.66%.

      Alamosa Holdings, LLC is also required to pay a separate annual administration fee and a fee on the aggregate face amount of outstanding letters of credit, if any, under the new revolving credit facility.

      On February 14, 2001, Alamosa Holdings, LLC borrowed $150.0 million under the Senior Secured Credit Facility while an additional $90.0 million in term debt will be available for multiple drawings in amounts to be agreed for a period of 12 months thereafter. Any amount outstanding at the end of the 12-month period will amortize quarterly in amounts to be agreed beginning May 14, 2004. The Revolving Credit Facility of $40.0 million will be available for multiple drawings prior to its final maturity, provided that no amounts under the new revolving credit facility will be available until all amounts under the new term facility have been fully drawn. The Revolving Credit Facility will begin reducing quarterly in amounts to be agreed beginning May 14, 2004. All advances under the Senior Secured Credit Facility are subject to usual and customary conditions, including actual and pro forma covenant compliance and the requirement that the ratio of senior debt to net property, plant and equipment for the most recent fiscal quarter will not exceed 1:1.

      Loans under the new term loan portion of the Senior Secured Credit Facility will be subject to mandatory prepayments from 50% of excess cash flow for each fiscal year commencing with the fiscal year ending December 31, 2003, 100% of the net cash proceeds (subject to exceptions and reinvestment rights of asset sales or other dispositions, including insurance and condemnation proceeds) of property by Alamosa (Delaware) and its subsidiaries, and 100% of the net proceeds of issuances of debt obligations of Alamosa (Delaware) and its subsidiaries (subject to exceptions). After the term loans are repaid in full, mandatory prepayments will be applied to permanently reduce commitments under the revolving credit portion of the Senior Secured Credit Facility.

      All obligations of Alamosa Holdings, LLC under the Senior Secured Credit Facility are unconditionally guaranteed on a senior basis by Superholdings, the Company, Alamosa (Delaware) and, subject to certain exceptions, by each current and future direct and indirect subsidiary of Alamosa (Delaware), including Alamosa PCS, Inc., Roberts and WOW.

      The Senior Secured Credit Facility is secured by a first priority pledge of all of the capital stock of Alamosa Holdings, LLC and subject to certain exceptions, each current and future direct and indirect subsidiary of Alamosa (Delaware), as well as a first priority security interest in substantially all of the assets (including all of the Sprint affiliation agreements with the Company, Roberts and WOW) of Alamosa (Delaware) and, subject to certain exceptions, each current and future direct and indirect subsidiary of Alamosa (Delaware).

      The Senior Secured Credit Facility contains customary events of default, including, but not limited to:

      o the non-payment of the principal, interest and other obligations under the new Senior Secured Credit Facility;

      o the inaccuracy of representations and warranties contained in the credit agreement or the violation of covenants contained in the credit agreement;

      o cross default and cross acceleration to other material indebtedness;

      o  bankruptcy;

      o material judgments and certain events relating to compliance with the Employee Retirement Income Security Act of 1974 and related regulations;

      o actual or asserted invalidity of the security documents or guaranties of the Senior Secured Credit Facility;

      o the occurrence of a termination event under the management, licenses and other agreements between any of the Company, WOW, Roberts and their subsidiaries and Sprint PCS or a breach or default under the consent and agreement entered into between Citicorp USA, Inc., as administrative agent for the lenders, and Sprint PCS;

      o loss of rights to benefit of or the occurrence of any default under other material agreements that could reasonably be expected to result in a material adverse effect on Alamosa Holdings, LLC;

      o  the occurrence of a change of control;

      o any termination, revocation or non-renewal by the FCC of one or more material licenses; and

      o the failure by Alamosa (Delaware) to make a payment, if that could reasonably be expected to result in the loss, termination, revocation, non-renewal or material impairment of any material licenses or otherwise result in a material adverse affect on Alamosa Holdings, LLC.

      The Senior Secured Credit Facility contains numerous affirmative and negative covenants customary for credit facilities of a similar nature, including, but not limited to, negative covenants imposing limitations on the ability of Alamosa (Delaware), Alamosa Holdings, LLC and their subsidiaries, and as appropriate, Superholdings, to, among other things, (i) declare dividends or repurchase stock; (ii) prepay, redeem or repurchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional debt, hedging agreements and contingent obligations;
      (vi) issue preferred stock of subsidiaries; (vii) engage in mergers, acquisitions and asset sales; (viii) engage in certain transactions with affiliates; (ix) amend, waive or otherwise alter material agreements or enter into restrictive agreements; and (x) alter the businesses they conduct.

      Alamosa (Delaware) is also subject to the following financial covenants, which will apply until June 30, 2002:

      o  minimum numbers of Sprint PCS subscribers;

      o  providing coverage to a minimum number of residents;

      o  minimum service revenue;

      o  maximum negative EBITDA or minimum EBITDA;

      o  ratio of senior debt to total capital;

      o  ratio of total debt to total capital; and

      o  maximum capital expenditures.

      After June 30, 2002, the financial covenants will be the following:

      o  ratio of senior debt to EBITDA;

      o  ratio of total debt to EBITDA;

      o ratio of EBITDA to total fixed charges (the sum of debt service, capital expenditures and taxes);

      o  ratio of EBITDA to total cash interest expense; and

      o  ratio of EBITDA to pro forma debt service.

      Unless waived by the Senior Secured Credit Facility lenders, the failure of Superholdings, Alamosa Holdings, LLC and their subsidiaries to satisfy or comply with any of the financial or other covenants, or the occurrence of an event of default under the Senior Secured Credit Facility, will entitle the lenders to declare the outstanding borrowings under the Senior Secured Credit Facility immediately due and payable and exercise all or any of their other rights and remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on Superholdings, the Company, Alamosa (Delaware), Alamosa Holdings, LLC and their subsidiaries.

      CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE SENIOR SECURED CREDIT FACILITY

      Sprint PCS entered into a consent and agreement with Citicorp, that modifies Sprint PCS' rights and remedies under our affiliation agreements with Sprint PCS, for the benefit of Citicorp and the holders of the Senior Secured Credit Facility and any refinancing thereof. The consent and agreement with Citicorp generally provide, among other things, Sprint PCS' consent to the pledge of substantially all of our assets, including our rights in our affiliation agreements with Sprint PCS, and that our affiliation agreements with Sprint PCS generally may not be terminated by Sprint PCS until the Senior Secured Credit Facility is satisfied in full pursuant to the terms of the consents and agreement.

      Subject to the requirements of applicable law, so long as the Senior Secured Credit Facility remains outstanding, Sprint PCS has the right to purchase our operating assets or the or the partnership interests, membership interests or other equity interests of our operating subsidiaries, upon its receipt of notice of an acceleration of the Senior Secured Credit Facility, under certain terms.

      If Sprint PCS does not purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries after an acceleration of the obligations under the Senior Secured Credit Facility, then the administrative agent may sell the operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries.

      MERGERS WITH ROBERTS WIRELESS COMMUNICATIONS, L.L.C. AND
      WASHINGTON OREGON WIRELESS, LLC

      On July 31, 2000, Holdings signed definitive agreements to merge two Sprint PCS affiliates, Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW") into its operations. Roberts has a management agreement with Sprint PCS to provide personal communications services to approximately 2.5 million residents primarily in the states of Missouri, Kansas and Illinois. WOW has a similar management agreement with Sprint PCS to provide services to approximately 1.5 million people primarily in Washington and Oregon.

      These mergers occurred on February 14, 2001. It is anticipated that both of these transactions will be accounted for under the purchase accounting method.

      The consummation of these transactions contemplates a merger of the Company, pursuant to which the Company, Roberts and WOW became subsidiaries of a new holding company, Superholdings, and the Company's stockholders became stockholders of Superholdings.

      Roberts is a wholly owned subsidiary of Roberts Wireless Holdings, L.L.C. ("Roberts Holdings"). Pursuant to the Roberts merger agreement, the members of Roberts Holdings received 13.5 million shares of Superholdings and approximately $4.0 million in cash. Superholdings will assume the net debt of Roberts in the transaction, which amounted to approximately $56.0 million as of December 31, 2000.

      WOW is a wholly owned subsidiary of WOW Holdings, LLC ("WOW
      Holdings"). Pursuant to the WOW merger agreement, the members of WOW Holdings received 6.05 million shares of Superholdings and $12.5 million in cash. Superholdings will assume the net debt of WOW in the transaction, which amounted to approximately $31 million as of December 31, 2000.

      Prior to consummating the mergers, on July 31, 2000, Operations entered into services agreements with Roberts and WOW, effective July 31, 2000 and September 1, 2000, respectively, whereby Operations began to manage the operations of Roberts and WOW, pending completion of the mergers. Operations provides various services in connection with the operation of Robert's and WOW's businesses, including (a) all network management services, (b) management of all sales and marketing services, (c) through the management agreements with Sprint PCS, customer card, billing, and other services, and (d) certain general and administrative, executive, financial and accounting, human resources, legal and other professional and forecasting services. Under the terms of the agreement, Roberts and WOW each paid Operations a management fee of $100,000 per month for the services provided by Operations and each reimbursed Operations for certain costs and expenses incurred or paid by Operations in providing these services.

      The terms of the Roberts and WOW services agreements began on July 31, 2000 and September 1, 2000, respectively, and ended upon the completion of the respective mergers.

      MERGER WITH SOUTHWEST PCS

      On March 9, 2001, Superholdings announced the signing of a definitive agreement to merge Sprint PCS network partner, Southwest PCS Holdings, Inc. ("Southwest") into our operations. Southwest shareholders will exchange 100 percent of their common shares of Southwest for 11.1 million shares of our common stock and $5 million in cash. The transaction will be structured as a merger. The acquisition is subject to certain conditions including expiration of the statutory waiting period under federal anti-trust laws. We expect to complete the acquisition at the end of the first quarter of 2001.

      Southwest has a management agreement with Sprint PCS to service more than 2.8 million residents with the exclusive right to market 100 percent digital and wireless products and services under the Sprint and Sprint PCS brand names. The Southwest territories covers markets in Texas, Oklahoma and Arkansas, encompassing over 2,100 heavily traveled highway miles. As of December 31, 2001, Southwest had launched service in 18 markets covering approximately 1.5 million residents and had approximately 40,000 customers.

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Alamosa Holdings, Inc. (successor to Alamosa PCS Holdings, Inc.)

Our audits of the consolidated financial statements referred to in our report dated February 19, 2001, except for Note 17 as to which the date is March 9, 2001, appearing in the 2000 annual report on Form 10-K of Alamosa Holdings Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas
February 19, 2001




                                SCHEDULE II
                                -----------
                           ALAMOSA HOLDINGS, INC.
                 (SUCCESSOR TO ALAMOSA PCS HOLDINGS, INC.)

               CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


              FOR THE PERIOD JULY 16, 1998 (INCEPTION) THROUGH
                      DECEMBER 31, 2000 (IN THOUSANDS)

                                                         ADDITIONS
                                          BALANCE AT    CHARGED TO
                                         BEGINNING OF    COSTS AND               BALANCE AT
    CLASSIFICATION                         PERIOD        EXPENSES   DEDUCTIONS  END OF PERIOD
    --------------                       ------------   ----------  ----------  -------------
December 31, 1998
   Allowance for doubtful accounts.......     $ --        $ --         $--        $   --

December 31, 1999
   Allowance for doubtful accounts.......     $ --        $162         $--        $  162

December 31, 2000
   Allowance for doubtful accounts.......     $ 162       $1,341       $--        $1,503




      This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto that appear in this annual report on Form 10-K.


                               EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT TITLE
-------                        -------------
2.1 Amended and Restated Agreement and Plan of Reorganization, dated as of December 14, 2000, by and among Alamosa PCS Holdings, Inc., Alamosa Holdings, Inc., Alamosa (Delaware), Inc. and Alamosa Sub I, Inc., filed as Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4, dated January 12, 2001 (Registration No. 333-47916) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

2.2 Amended and Restated Agreement and Plan of Reorganization, dated as of July 31, 2000, by and among Alamosa PCS Holdings, Inc., Alamosa Holdings, Inc., Alamosa Sub I, Inc., Roberts Wireless Communications, L.L.C., and Members of Roberts Wireless Communications, L.L.C., filed as Exhibit 2.2 to Amendment No. 1 to the Registration Statement on Form S-4, dated January 12, 2001 (Registration No. 333-47916) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

2.3 Amended and Restated Agreement and Plan of Reorganization, dated as of July 31, 2000, by and among Alamosa PCS Holdings, Inc., Alamosa Holdings, Inc., Alamosa Sub I, Inc., Washington Oregon Wireless, LLC, Members of Washington Oregon Wireless, LLC and WOW Holdings, LLC, filed as Exhibit 2.3 to Amendment No. 1 to the Registration Statement on Form S-4, dated January 12, 2001 (Registration No. 333-47916) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

2.4 Agreement and Plan of Merger, dated as of December 13, 2000, by and among Alamosa PCS Holdings, Inc., Twenty Holdings, Inc. and Ten Acquisition, Inc.

3.1 Amended and Restated Certificate of Incorporation of Alamosa Holdings, Inc., filed as Exhibit 1.1 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

3.2 Amended and Restated Bylaws of Alamosa Holdings, Inc., filed as Exhibit 1.2 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

4.1 Specimen Common Stock Certificate, filed as Exhibit 1.3 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

4.2 Form of Indenture for 12 7/8% Senior Discount Notes due 2010, by and among Alamosa PCS Holdings, Inc., the Subsidiary Guarantors party thereto and Norwest Bank Minnesota, N.A., as trustee, filed as Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1, dated February 1, 2000 (Registration No. 333-93499) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

4.3 Form of Global Note relating to the Senior Discount Notes due 2010, filed as Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1, dated February 1, 2000 (Registration No. 333-93499) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

4.4 Indenture for 12 1/2% Senior Notes due 2011, dated as of January 31, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee.

4.5          Form of Global Note relating to the Senior Notes due 2011.

4.6 First Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of January 31, 2001, among Alamosa Finance, LLC, LLC, Alamosa Limited, LLC and Wells Fargo Bank Minnesota, N.A., (formerly known as Norwest Bank Minnesota, N.A.), as trustee.

4.7 First Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of February 14, 2001, among Roberts Wireless Communications, L.L.C., Roberts Wireless Properties, LLC, Washington Oregon Wireless, LLC, Alamosa Holdings, LLC, Alamosa Properties, L.P., Alamosa (Wisconsin) Properties, LLC, Washington Oregon Wireless Properties, LLC, Washington Oregon Wireless Licenses, LLC and Wells Fargo Bank Minnesota, N.A., (formerly known as Norwest Bank Minnesota, N.A.), as trustee.

4.8 Second Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of February 14, 2001, among Roberts Wireless Communications, L.L.C., Roberts Wireless Properties, LLC, Washington Oregon Wireless, LLC, Alamosa Holdings, LLC, Alamosa Properties, L.P., Alamosa (Wisconsin) Properties, LLC, Washington Oregon Wireless Properties, LLC, Washington Oregon Wireless Licenses, LLC and Wells Fargo Bank Minnesota, N.A., (formerly known as Norwest Bank Minnesota, N.A.), as trustee.

4.9 Registration Rights Agreement, dated as of January 24, 2001, by and among Alamosa (Delaware), Inc. and Salomon Smith Barney Inc., TD Securities (USA) Inc., Credit Suisse First Boston Corporation, First Union Securities, Inc., Lehman Brothers Inc., Scotia Capital (USA) Inc.

4.10 Rights Agreement, dated as of February 14, 2001, by and between Alamosa Holdings, Inc. and Mellon Investors Services LLC, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock attached as Exhibit A thereto and the form of Rights Certificate attached as Exhibit B thereto, filed as Exhibit
             1.4 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

10.1 CDMA 1900 SprintCom Additional Affiliate Agreement dated as of December 21, 1998 by and between Alamosa PCS, LLC and Northern Telecom, Inc., filed as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 1, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.2 Amendment No. 1 to DMS-MTX Cellular Supply Agreement dated as of January 12, 1999 by and between Alamosa PCS, LLC and Nortel Networks Inc. as an amendment to Exhibit 10.1 described above, filed as Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 1, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.3 Amendment No. 2 to DMS-MTX Cellular Supply Agreement, dated as of March 1, 1999 by and between Alamosa PCS, LLC and Nortel Networks Inc. as an amendment to Exhibits 10.1 and 10.2 described above, filed as Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 1, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.4 Amendment No. 3 to DMS-MTX Cellular Supply Agreement, dated as of August 11, 1999 by and between Alamosa PCS, LLC and Nortel Networks Inc. as an amendment to Exhibits 10.1, 10.2 and 10.3 described above, filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, dated December 22, 1999 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.5 Sprint PCS Management Agreement (Wisconsin), as amended by Addendum I, dated as of December 6, 1999 by and between Sprint Spectrum, LP, WirelessCo, LP and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 1, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.6 Sprint PCS Services Agreement (Wisconsin,) dated as of December 6, 1999, by and between Sprint Spectrum, LP and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 1, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.7 Sprint Trademark and Service Mark License Agreement (Wisconsin), dated as of December 6, 1999, by and between Sprint Communications Company, LP and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.12 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 1, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.8 Sprint Spectrum Trademark and Service Mark License Agreement (Wisconsin), dated as of December 6, 1999, by and between Sprint Spectrum, LP and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.13 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 1, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.9 Engineering Service Contract, System Design and Construction Inspection, dated as of July 27, 1998, as amended, by and between Alamosa PCS, LLC and Hicks & Ragland Engineering Co., Inc., filed as Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1, dated December 22, 1999 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.10 Master Site Development and Lease Agreement, as amended, dated as of August 1998, by and between Alamosa PCS, LLC and Specialty Capital Services, Inc., filed as Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-1, dated December 22, 1999 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.11+ Employment Agreement, effective as of October 1, 1999, by and between Alamosa PCS LLC and David E. Sharbutt, filed as
             Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.12+ Employment Agreement, effective as of December 1, 1999, by and between Alamosa PCS, LLC and Kendall W. Cowan, filed as
             Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.13 Sprint PCS Management Agreement, as amended by Addendum I, dated as of December 23, 1999, by and between Sprint Spectrum, LP, WirelessCo, LP, Cox Communications PCS, L.P., Cox CPS License, LLC, SprintCom, Inc. and Alamosa PCS, LLC, filed as
             Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.14 Sprint PCS Services Agreement, dated as of December 23, 1999, by and between Sprint Spectrum, LP and Alamosa PCS, LLC, filed as Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.15 Sprint Trademark and Service Mark License Agreement, dated as of December 23, 1999 by and between Sprint Communications Company, LP and Alamosa PCS, LLC, filed as Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.16 Sprint Spectrum Trademark and Service Mark Agreement, dated as of December 23, 1999, by and between Sprint Spectrum, LP and Alamosa PCS, LLC, filed as Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.17 Amendment No. 4 to DMS-MTX Cellular Supply Agreement by and between Alamosa PCS, LLC and Nortel Networks Inc. as an amendment to Exhibits 10.1, 10.2, 10.3 and 10.4 described above, effective as of February 8, 2000, filed as Exhibit
             10.20 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), for the year ended December 31, 1999, dated March 23, 2000 which exhibit is incorporated herein by reference.

10.18+ Amended and Restated Employment Agreement effective as of October 1, 1999 by and between Alamosa PCS, LLC and Jerry Brantley, filed as Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

10.19+ Amended and Restated Employment Agreement, effective as of October 1, 1999, by and between Alamosa PCS, LLC and W. Don Stull, filed as Exhibit 10.21 to the Registration Statement on Form S-4, dated October 12, 2000 (Registration No. 333-47916) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

10.20 Amended and Restated Master Design Build Agreement, dated as of March 21, 2000, by and between Texas Telecommunications, L.P. and Alamosa Wisconsin Limited Partnership and SBA Towers, Inc., filed as Exhibit 10.23 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), for the year ended December 31, 1999, dated March 23, 2000, which exhibit is incorporated herein by reference.

10.21+ Employment Agreement effective as of June 1, 2000, by and between Alamosa, Texas Telecommunications, LP and Loyd Rinehart, filed as Exhibit 10.25 to the Registration Statement on Form S-4, dated October 12, 2001 (Registration No. 333-47916) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

10.22 Security Agreement, dated as of January 31, 2001, by and among Alamosa (Delaware), Inc., Wells Fargo Bank Minnesota, N.A., as security agent, Wells Fargo Bank Minnesota, N.A., as collateral agent, Wells Fargo Bank Minnesota, N.A., as trustee under the 2001 Indenture (as to paragraph 6(b) and Wells Fargo Bank Minnesota, N.A., as trustee under the 2000 Indenture (as to paragraph 6(b)).

10.23 Credit Agreement, dated as of February 14, 2001, by and among Alamosa Holdings, LLC, as borrower, Alamosa Holdings, Inc., Alamosa (Delaware), Inc. Texas Telecommunications, LP, Alamosa Wisconsin Limited Partnership, Alamosa Delaware GP, LLC, Alamosa Finance, LLC and Alamosa Limited, LLC as guarantors and Citicorp USA, Inc., as administrative and collateral agent, Export Development Corporation , as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion /(Texas), Inc. as syndication agent, Export Development Corporation and First Union Securities, Inc., as lead arrangers and Salomon Smith Barney Inc. and TD Securities
             (USA) Inc. as joint lead arrangers and joint book managers, for a $280,000,000 credit facility.

10.24 Security Agreement, dated as of February 14, 2001, by and among Alamosa (Delaware), Inc., Alamosa Holdings, LLC, each subsidiary of Alamosa (Delaware), Inc. listed on Schedule I thereto, and Citicorp USA, Inc., as collateral agent.

10.25 Pledge Agreement, dated as of February 14, 2001, among Alamosa (Delaware), Inc., Alamosa Holdings, LLC, each Subsidiary of Alamosa (Delaware), Inc. listed on Schedule I thereto and Citicorp USA, Inc., as collateral agent.

10.26 Consent and Agreement, dated as of February 14, 2001, by and among Sprint Spectrum L.P., SprintCom, Inc., Sprint
             Communications Company, L.P., Cox Communications PCS, L.P., Cox PCS License, LLC, WirelessCo, L.P., and Citicorp USA, Inc., as administrative agent.

10.27 Addendum II to Sprint PCS Management Agreement (Wisconsin), dated as of February 8, 2000, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Alamosa Wisconsin Limited Partnership as an amendment to
             Exhibit 10.5 above.

10.28 Addendum III to Sprint PCS Management Agreement (Wisconsin), dated as of April 25, 2000, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Alamosa Wisconsin Limited Partnership as an amendment to
             Exhibit 10.5 above.

10.29 Addendum IV to Sprint PCS Management Agreement (Wisconsin), dated as of June 23, 2000, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Alamosa Wisconsin Limited Partnership as an amendment to
             Exhibit 10.5 above.

10.30 Addendum V to Sprint PCS Management Agreement (Wisconsin), dated as of February 14, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Alamosa Wisconsin Limited Partnership as an amendment to
             Exhibit 10.5 above.

10.31 Addendum II to Sprint PCS Management Agreement, dated as of February 8, 2000, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to Exhibit 10.13 above.

10.32 Addendum III to Sprint PCS Management Agreement, dated as of April 25, 2000, by and between Sprint Spectrum L.P.,
             WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to Exhibit 10.13 above.

10.33 Addendum IV to Sprint PCS Management Agreement, dated as of June 23, 20001, by and between Sprint Spectrum L.P.,
             WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to Exhibit 10.13 above.

10.34 Addendum V to Sprint PCS Management Agreement, dated as of January 8, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to Exhibit 10.13 above.

10.35 Addendum VI to Sprint PCS Management Agreement, dated as of February 14, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to Exhibit 10.13 above.

10.36 Sprint PCS Management Agreement, dated as of June 8, 1998, as amended by Addendum I - VIII, between Sprint Spectrum L.P., SprintCom, Inc. and Roberts Wireless Communications, L.L.C.

10.37 Sprint PCS Services Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless
             Communications, L.L.C.

10.38 Sprint Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Communications Company, L.P. and Roberts Wireless Communications, L.L.C.

10.39 Sprint Spectrum Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless Communications, L.L.C.

10.40 Sprint PCS Management Agreement, dated as of January 25, 1999, as amended by Addendum I - III, between Sprint Spectrum L.P., WirelessCo, L.P. and Washington Oregon Wireless, LLC.

10.41 Sprint PCS Services Agreement, dated as of January 25, 1999, between Sprint Spectrum L.P. and Washington Oregon Wireless, LLC.

10.42 Sprint Trademark and Service Mark License Agreement, dated as of January 25, 1999, between Sprint Communications Company, L.P. and Washington Oregon Wireless, LLC.

10.43 Sprint Spectrum Trademark and Service Mark License Agreement, dated as of January 25, 1999, between Sprint Spectrum L.P. and Washington Oregon Wireless, LLC.

10.44+ Employment Agreement, effective as of July 24, 2000, by and between Alamosa PCS Holdings, Inc. and Anthony Sabatino.

10.45+       Alamosa Holdings, Inc. 1999 Long Term Incentive Plan, filed as
             Exhibit 4.4 to the Registration Statement on Form S-8, dated March 2, 2001 (Registration No. 333- 56430) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

10.46+       Alamosa Holdings, Inc. Employee Stock Purchase Plan, filed as
             Exhibit 4.5 to the Registration Statement on Form S-8, dated March 2, 2001 (Registration No. 333- 56430) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

21.1         Subsidiaries of Registrant.

23.1         Consent of PricewaterhouseCoopers LLP.

+ Exhibit is a management contract or compensatory plan.