Form 10-K405/A
period 2000-12-31
ALAMOSA HOLDINGS INC
filed 2001-04-30
CIK 1120102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
(Mark One)

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

                         COMMISSION FILE NUMBER: 0-32357

                             ALAMOSA HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                              75-2890997
(State or other jurisdiction of incorporation or organization                (I.R.S.  Employer Identification No.)

       5225 SOUTH LOOP 289, LUBBOCK, TEXAS                                                   79424
        (Address of principal executive offices)                                          (Zip Code)

       Registrant's telephone number, including area code: (806) 722-1100
        Securities registered pursuant to Section 12(b) of the Act: NONE


          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS:
    ------------------------------------------------------------------------
    ALAMOSA HOLDINGS, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE

    ALAMOSA HOLDINGS, INC. PREFERRED STOCK PURCHASE RIGHTS

                    ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

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

                                EXPLANATORY NOTE

         The purpose of this amendment is to amend and restate Part III of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2001 (the "Form 10-K"). The amended and restated items are as follows:

         Item 10.   Directors and Executive Officers of the Registrant.
         Item 11.   Executive Compensation.
         Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management.
         Item 13.   Certain Relationships and Related Transactions.

         These items were omitted from the Form 10-K in reliance on instructions included in Form 10-K permitting the Registrant to incorporate such items by reference to the Registrant's definitive proxy statement, provided such definitive proxy statement is filed within 120 days of the Registrant's fiscal year-end. As the Registrant intends to file its definitive proxy statement later than 120 days from its fiscal year-end, it is providing these items as part of this Form 10-K/A.

         Alamosa PCS Holdings, Inc. completed its initial public offering of common stock on February 3, 2000. On December 14, 2000, Alamosa PCS Holdings, Inc. formed a new holding company pursuant to Section 251(g) of the Delaware General Corporation Law (the "Holding Company Formation"). In that transaction, each share of Alamosa PCS Holdings, Inc. was converted into one share of the new holding company, and the former public company, which was renamed Alamosa (Delaware), Inc. (referred to herein as "Alamosa (Delaware)"), became a wholly owned subsidiary of the new holding company, which was renamed Alamosa PCS Holdings, Inc. (referred to herein as "Alamosa PCS Holdings"). On February 14, 2001, Alamosa Holdings, Inc. (referred to herein as "Alamosa PCS Holdings") became the new public holding company of Alamosa PCS Holdings and its subsidiaries pursuant to a reorganization transaction in which a wholly owned subsidiary of Alamosa Holdings was merged with and into Alamosa PCS Holdings (the "Reorganization"). As a result of the Reorganization, Alamosa PCS Holdings became a wholly owned subsidiary of Alamosa Holdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Alamosa Holdings common stock.

         References in this Proxy Statement to the "Company" refer to, and all disclosure contained herein with respect to director and executive compensation, board committee meetings and actions, stock price performance and other matters reflects information for: (i) Alamosa Holdings, for all periods after completion of the Reorganization, during which time it was the public holding company, (ii) Alamosa PCS Holdings, for the period after the Holding Company Formation but prior to the Reorganization, during which time it was the public holding company, and (iii) Alamosa (Delaware) (formerly Alamosa PCS Holdings, Inc.), for the period prior to the Holding Company Formation, during which time it was the public holding company.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART III
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......2
     ITEM 11.     EXECUTIVE COMPENSATION...................................5
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..............................................12
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........16

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth information concerning the Company's executive officers and directors as of April 30, 2001.


Name                                Age               Position
----                                ---               --------
David E. Sharbutt                   51                Chairman of the Board of Directors and Chief Executive
                                                      Officer

Kendall W. Cowan                    47                Chief Financial Officer and Secretary

Loyd I. Rinehart                    46                Senior Vice President of Corporate Finance

Anthony Sabatino                    38                Chief Technology Officer and Senior Vice President of
                                                      Engineering and Network Operations

Michael R. Budagher                 42                Director

Ray M. Clapp, Jr.                   41                Director

Scotty Hart                         50                Director

Thomas Hyde                         56                Director

Schuyler B. Marshall                55                Director

Tom M. Phelps                       52                Director

Thomas F. Riley, Jr.                55                Director

Michael V.  Roberts                 52                Director

Steven C. Roberts                   49                Director

Jimmy R. White                      61                Director


     Set forth below is a brief description of the present and past business experience of each of the persons who serves as an executive officer and director of the Company.

     DAVID E. SHARBUTT. Mr. Sharbutt has been Chairman and a director since the Company was founded in July 1998 and was named Chief Executive Officer in October 1999. Mr. Sharbutt was formerly the President and Chief Executive Officer of Hicks & Ragland Engineering Co., an engineering consulting company, now known as CHR Solutions. Mr. Sharbutt was employed by CHR Solutions as a Senior Consultant from October 1999 until November 2000. He was employed by CHR Solutions from 1977 through 1999, where he worked with independent telephone companies in developing strategic, engineering and implementation plans for various types of telecommunications services. Before he joined CHR Solutions, Mr. Sharbutt was employed with Southwestern Bell.

     MICHAEL R. BUDAGHER. Mr. Budagher has served as a director of the Company since December 1998. Mr. Budagher was the founder of Specialty Constructors, a wholly owned subsidiary of Specialty Teleconstructors, Inc., a wireless infrastructure installation company. He served as the President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Specialty from 1990 to 1999. Mr. Budagher is also a founder, stockholder and the President of Specialty Antenna Site Resources, Inc. and was a founder and served as the President of Specialty Constructors Coatings, Inc. until March 1997. He also serves as the Managing Member and President of the Budagher Family LLC as well as a Manager of West Texas PCS, LLC, both non-public limited liability companies.

     RAY M. CLAPP, JR. Mr. Clapp has served as a director since the Company was founded in July 1998. Since 1995, Mr. Clapp has been Managing Director, Acquisitions and Investments for the Rosewood Corporation, the primary holding company for the Caroline Hunt Trust Estate. From 1989 to 1995 he has held various officer level positions with the Rosewood Corporation and its subsidiaries. Prior to his employment with the Rosewood Corporation, Mr. Clapp was a consultant with Booz, Allen & Hamilton, a management consulting firm. Mr. Clapp received his Bachelor of Science and Engineering degree, with honors, from Princeton University and earned a Master of Business Administration from the University of Texas at Austin.

     KENDALL W. COWAN. Mr. Cowan has been Chief Financial Officer of the Company since December 1999. From October 1993 to December 1999, he was a partner in the public accounting firm of Robinson Burdette Martin & Cowan, L.L.P. and from January 1986 to September 1993, he was a partner in the Lubbock and Dallas offices of Coopers & Lybrand. He provided consulting and accounting services to a wide range of clients at both firms including public companies. He is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. Mr. Cowan is Chairman of the Board and a stockholder of ShaCo Xpress, Inc., a director of Robert Heath Trucking, Inc., and a member of C.C. & Co., L.L.C., all of which are non-public companies.

     SCOTTY HART. Mr. Hart has served as a director since the Company was founded in July 1998. He has also served as General Manager of South Plains Telephone Cooperative, a wireline and wireless telecommunications company, since April 1995, and previously as Assistant Manager of South Plains Telephone Cooperative. Mr. Hart is currently Vice President of SPPL, Inc., Chairman of the General Partners Committee for Caprock Cellular Limited Partnership and past Chairman for Texas RSA3 Limited Partnership, all affiliates of South Plains Telephone Cooperative. He is also General Manager of South Plains Advanced Communications & Electronics, Inc., a wholly-owned subsidiary of South Plains Telephone Cooperative, and Secretary of Alamo Cellular, Inc., a non-public holding company with interests in a wireless telecommunications service provider and an affiliate of South Plains Advanced Communications & Electronics, Inc. In addition, he is the general partner and a limited partner of Lubbock HLH, Ltd. He was President of Alamo IV LLC until its dissolution in November 1999. Mr. Hart also serves as a director of Texas Statewide Telephone Cooperative, Inc., a non-public company.

     THOMAS HYDE. Mr. Hyde has served as a director since the Company was founded in July 1998. Since 1998, Mr. Hyde has served as Manager of Taylor Telephone Cooperative, Inc., a landline telephone service provider, and from 1996 to 1997 he served as Assistant Manager of that company. He has also served as Manager of Taylor Telecommunications, Inc., a cellular service provider. Prior to 1996, Mr. Hyde was self-employed in the farming and ranching business. Mr. Hyde was also Secretary of Alamo IV LLC until its dissolution in November 1999. Mr. Hyde currently serves as a director of Alamo Cellular, Inc., and was a director of Taylor Telephone Cooperative, Inc. and Taylor Telecommunications, Inc. from 1979 to 1996.

     SCHUYLER B. MARSHALL. Mr. Marshall has served as a director of the Company since November 1999. He has served as President of the Rosewood Corporation, the primary holding company for the Caroline Hunt Trust Estate, since January 1999. From 1996 through 1998, he served as Senior Vice President and General Counsel, and Executive Director of the Rosewood Corporation, and as director and president of various of its subsidiaries. He currently serves as a member of the advisory board of Rosewood Capital IV, L.P., a San Francisco based venture capital fund that will focus on e-commerce, telecommunications and other consumer oriented investments. Prior to his employment with the Rosewood Corporation, Mr. Marshall was a senior shareholder with Thompson & Knight, P.C., in Dallas, where he practiced law since 1970.

     TOM M. PHELPS. Mr. Phelps has served as a director of the Company since December 1998. Mr. Phelps has served as Chief Executive Officer of Nebraska Wireless since October 2000. From September 1997 to October 2000 he served as Executive Vice President and General Manager of ENMR Telephone Cooperative, a telecommunications services provider, and of Telecommunications Holdings East, since September 1997. From September 1997 to October 2000 Mr. Phelps was also Executive Vice President of Plateau Telecommunications, Inc., a wireless and wireline telecommunications provider and wholly owned subsidiary of Telecommunications Holdings East. Additionally, Mr. Phelps served as Assistant Manager of ENMR Telephone Cooperative and its wholly owned subsidiaries from 1995 to 1997, and as Area Manager of GTE Corporation, a telephone service provider, from 1994 to 1995.

     THOMAS F. RILEY, Jr. Mr. Riley, a licensed CPA, has served as a director of the Company since his appointment to the Board of Directors on March 30, 2001 in connection with the completion by the Company of its acquisition of Southwest PCS Holdings, Inc. From July 1999 to March 2001, Mr. Riley served as President and Chief Executive Officer of Southwest PCS Holdings, Inc. Mr. Riley was also Executive Vice President and Chief Operating Officer of Chickasaw Holding Co. from January 1997 until March 2001. Before he joined Chickasaw, Mr. Riley was associated with Dobson Communications Corp. from 1970 through 1996, first as external auditor and consultant, then Chief Financial Officer from 1986 through 1995 and then as President of Dobson Telephone Co. in 1996. Pursuant to the agreement providing for the acquisition of Southwest PCS Holdings, Inc., the Company agreed to nominate Mr. Riley for a new three year term and to solicit proxies in favor of his re-election to the Board of Directors at the Meeting.

     LOYD I. RINEHART. Mr. Rinehart became the Senior Vice President of Corporate Finance of the Company in June 2000. From June 1998 to June 2000, Mr. Rinehart served as Chief Financial Officer of Affordable Residential Communities, the fourth largest owner of manufactured housing land-lease communities and one of the top three largest independent retailers of manufactured homes. From June 1995 to June 1998, Mr. Rinehart served as Executive Vice President of Plains Capital Corporation, a bank holding company based in Lubbock, Texas. He was responsible for all non-Lubbock banking operations, including due diligence, modeling, the purchase or the establishment of additional locations and ultimately management. Prior to his employment with Plains Capital Corporation, Mr. Rinehart served as Chief Financial Officer of First Nationwide, a $15 billion thrift, and its predecessor financial institutions. Mr. Rinehart is a Certified Public Accountant.

     MICHAEL V. ROBERTS. Mr. Roberts has served as a director of the Company since his appointment to the Board of Directors on February 14, 2001 in connection with the completion by the Company of its acquisition of Roberts Wireless Communications, L.L.C. ("Roberts Wireless"), of which Mr. Roberts formerly was a 50% owner. Mr. Roberts is co-founder of Roberts Broadcasting Company which owns several television stations in medium-sized markets in the U.S. and has served as that company's Chairman and Chief Executive Officer since its founding in 1989. Mr. Roberts is also the founder of companies involved in commercial real estate development, construction management, corporate management consulting and communications towers. He is currently a director of ACME Communications, Inc., which owns and operates broadcast television stations.

     STEVEN C. ROBERTS. Mr. Roberts has served as a director of the Company since his appointment to the Board of Directors on February 14, 2001 in connection with the completion by the Company of its acquisition of Roberts Wireless, of which Mr. Roberts formerly was a 50% owner. Mr. Roberts is co-founder of Roberts Broadcasting Company and has served as that company's President and Chief Operating Officer since it's founding. Mr. Roberts is the founder of companies involved in commercial real estate development and communications towers. He is currently a director of Southside Bancshares Corp. and Falcon Products Inc.

         ANTHONY SABATINO. Mr. Sabatino became the Chief Technology Officer and Senior Vice President of Engineering and Network Operations of the Company in July 2000. From 1995 to July 2000, he was the National Radio Frequency (RF) Engineering Director for Sprint PCS and was an initial member of the SPCS corporate launch team. Mr. Sabatino developed all SPCS National RF Engineering Standards. He also acted as design lead for a SPCS new RF Interference Analysis Tool. Mr. Sabatino is a director and President of the PCIA Cost Sharing Clearinghouse and a member of the University of Kansas Advisory Committee representing electrical engineering.

     JIMMY R. WHITE. Mr. White has served as a director since the Company was founded in July 1998. He has served as the General Manager of XIT Rural Telephone Cooperative, Inc. and its subsidiaries, XIT Telecommunication & Technology, Inc., XIT Cellular, and XIT Fiber, Inc., all wireline and wireless telecommunications services providers, since 1975. He was also the Treasurer of Alamo IV LLC until its dissolution in November 1999. Mr. White currently serves as the President of Alamo Cellular, Inc., He also currently serves as a director of Texas Telephone Association, a non-public company, and Forte of Colorado, a general partnership.

     Messrs. Michael V. Roberts and Steven C. Roberts are brothers. There is no family relationship among any other directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities file with the SEC, and with each exchange on which the Common Stock trades, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation received by the Chief Executive Officer of the Company and other executive officers of the Company who were serving in such capacities on December 31, 2000 (the "Named Executive Officers") with respect to the Company's 2000 fiscal year.

SUMMARY COMPENSATION TABLE


                                   ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                -------------------------------    -------------------------------
                                                                   SECURITIES
NAME AND PRINCIPAL                                                 UNDERLYING       ALL OTHER
POSITION                        YEAR       SALARY       BONUS        OPTIONS      COMPENSATION (1)
------------------              ----      --------     --------    -----------    ----------------
David E. Sharbutt               2000      $204,166     $146,024                      $20,434
Chief Executive Officer         1999      $43,750      $43,750      1,697,500

Kendall W. Cowan                2000      $162,500     $100,163                      $19,889
Chief Financial Officer         1999      $12,500      $12,500      1,455,000

Loyd I. Rinehart                2000      $87,500      $23,908      100,000
Senior Vice President
of Corporate Finance

W. Don Stull                    2000      $66,987      $25,663      48,501           $111,462
Former Chief Technology         1999      $90,000      $58,875      145,500
Officer (2)                     1998      $16,108      $0           ____

Jerry W. Brantley               2000      $175,000     $75,942                       $29,075
Former President and Chief      1999      $175,000     $142,309     1,697,500
Operating Officer (3)           1998      $43,077      $25,823      ____

----------------
(1) The amounts reflected in the All Other Compensation column represent the following payments and benefits: Mr. Sharbutt - $11,223 for company-paid life insurance premiums and $9,211 for Company contributions to the Company 401(k) plan; Mr. Cowan - $12,163 for Company-paid life insurance and $7,726 for Company contributions to the company 401(k) plan; Mr. Stull
      - $100,000 for severance payments and $11,462 payment in lieu of annual bonus; Mr. Brantley - $29,075 for Company - paid life insurance premiums.
(2) Mr. Stull served as Chief Technology Officer of the Company from October 1998 to September 2000.
(3) Mr. Brantley served as President and Chief Operating Officer of the Company from October 1998 to January 2001.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      The table below provides information regarding stock options granted to the Named Executive Officers in fiscal year 2000 and hypothetical gains for the options through the end of their respective ten year terms. In accordance with applicable requirements of the SEC, the Company has assumed annualized growth rates of the market price of the Common Stock over the exercise price of the option of 5% and 10%, running from the date the option was granted to the end of the option term. Actual gains, if any, depend on the future performance of the Common Stock and overall conditions and the information in this table should not be construed as an estimate of future stock price growth. The Company did not grant any stock appreciation rights in fiscal year 2000.

                                                                                          POTENTIAL
                                                                                          REALIZABLE
                                                                                       VALUE AT ASSUMED
                                                                                        ANNUAL RATE OF
                                         % OF TOTAL                                       STOCK PRICE
                          NUMBER OF       OPTIONS                                         APPRECIATION
                          SECURITIES     GRANTED TO        EXERCISE                      FOR OPTION TERM
                          UNDERLYING    EMPLOYEES IN        PRICE       EXPIRATION     ----------------------
NAME                        OPTIONS      FISCAL YEAR      (PER SHARE)      DATE          5%($)       10%($)
----                      -----------    -----------      -----------     -------      -------     ----------
Loyd I. Rinehart          100,000 (1)        4.69%          $12.375       6/12/10      $778,257    $1,972,256

----------------
(1) Options become exercisable with respect to one-third of the shares subject thereto on June 19 of 2001, 2002 and 2003. All options become fully vested and exercisable upon a change in control of the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides summary information regarding option exercises in 2000 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 2000.


                                                 NUMBER OF SECURITIES
                      SHARES                    UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                     ACQUIRED                      OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS
                        ON         VALUE              YEAR-END(#)              AT FISCAL YEAR-END
NAME                 EXERCISE(#)  REALIZED($)  (EXERCISABLE/UNEXERCISABLE) (EXERCISABLE/UNEXERCISABLE)(1)
----                 ----------- ------------  --------------------------- ------------------------------
David E. Sharbutt    242,500      3,843,625    485,000/970,000             0/0
Kendall W. Cowan     0            __           291,000/1,164,000           0/0
Loyd I. Rinehart     0            __           0/100,000                   0/0
Jerry W. Brantley    242,500      3,843,625    363,750/1,091,250           1,403,469/0
W. Don Stull         0            __           105,499/0                   $731,899/0

----------------
(1) The values in this column are based upon the closing price of the Common Stock on December 29, 2000 of $6.9375 per share.


EMPLOYMENT AGREEMENTS

     DAVID E. SHARBUTT. The Company is a party to an employment agreement with David E. Sharbutt, effective October 1, 1999. This employment agreement has a three-year term and provides that Mr. Sharbutt receive a minimum base salary of $175,000, payable no less often than semi-monthly, subject to increases at the Company's discretion. Mr. Sharbutt is entitled to receive a bonus of up to $43,750 for each calendar quarter in which the Company meets certain corporate milestones. In addition, the employment agreement also provides for Mr. Sharbutt to be granted a total of 1,697,500 stock options, with one-third of the options vesting on each September 30th during the employment term. Mr. Sharbutt is also entitled to $5,000,000 in term life insurance coverage, reimbursement for reasonable business expenses,

$1,250 per month as a vehicle and club dues allowance, reimbursement for vehicle business mileage at the standard rate set by the Internal Revenue Service, and such incentive, retirement, profit-sharing, life, medical, disability and other benefit plans as may be available to the Company's other executives with comparable responsibilities, subject to the terms of those programs.

         If the Company terminates Mr. Sharbutt's employment other than for cause or non-performance, as defined in the employment agreement, the Company would be required to pay him severance pay equal to one year's base salary and all stock options granted to him under the agreement would become vested and exercisable. If Mr. Sharbutt should terminate his employment agreement for cause, as defined in the employment agreement, he will be entitled to severance pay equal to the lesser of one year's base salary and the unpaid balance of his salary that would have been payable to him through September 30, 2002 and he will be entitled to a vesting of the portion of his options that would have become vested on the first September 30th following the date of his termination. If Mr. Sharbutt is terminated by the Company within one year after a change in control (as defined in the agreement) for any reason other than cause, he will be entitled to severance pay equal to the unpaid balance of the base salary which would have been payable to him through September 30, 2002 and all stock options granted to him under the agreement will become vested and exercisable.

         Pursuant to the employment agreement, Mr. Sharbutt has agreed not to compete with the Company during his employment and not to compete with the Company within a defined area for a period of two years following termination of his employment (subject to certain exceptions). Further, Mr. Sharbutt has agreed not to disclose any of the Company's confidential information at any time during or subsequent to his employment with the Company without its written consent.

         KENDALL W. COWAN. The Company is a party to an employment agreement with Kendall Cowan, effective December 1, 1999. This employment agreement has a five-year term and provides that Mr. Cowan receive a minimum base salary of $150,000, subject to increases at the Company's discretion. In addition, the employment agreement provides for Mr. Cowan to be granted a total of 1,455,000 stock options, with one-fifth of the options vesting on each November 30th during the employment term. Mr. Cowan is entitled to receive a bonus of up to $37,500 for each calendar quarter in which the Company meets certain corporate milestones. Mr. Cowan is also entitled to reimbursement for reasonable business expenses, a $600 per month vehicle allowance, reimbursement for vehicle business mileage at the standard mileage rate set by the Internal Revenue Service, and such incentive, retirement, profit-sharing, life, medical, disability and other benefit plans as may be available to the Company's other executives with comparable responsibilities, subject to the terms of those programs. Pursuant to the employment agreement, the Company will pay the costs of all continuing professional education courses required for Mr. Cowan to maintain his certified public accountant license, as well as all professional dues and licenses attributable to his certified public accountant license.

         If the Company terminates Mr. Cowan's employment for other than cause or non-performance, as defined in the employment agreement, the Company would be required to pay him severance pay equal to one year's base salary and all stock options granted to him under the agreement will become vested and exercisable. If Mr. Cowan should terminate his employment for cause, as defined in the employment agreement, he will be entitled to severance pay equal to the lesser of one year's base salary and the unpaid balance of his salary which would be payable to him through November 30, 2004 and he will be entitled to a pro rata vesting of the options that would otherwise have become vested on the first November 30th following the date of his termination.

         Mr. Cowan has agreed, pursuant to the employment agreement, not to compete with the Company during his employment and for a period of two years following termination of his employment (subject to certain exceptions). Further, Mr. Cowan has agreed not to disclose any of the Company's confidential information at any time during or subsequent to his employment with the Company without its written consent.

         LOYD I. RINEHART. The Company is a party to an employment agreement with Loyd I. Rinehart effective June 1, 2000. This employment agreement has a five-year term and provides that Mr. Rinehart receive a minimum base salary of $150,000, payable no less often than semi-monthly, subject to increases at the Company's discretion. Mr. Rinehart is entitled to receive bonuses of up to (i) $25,000 for each calendar quarter in which the Company meets certain corporate milestones and (ii) $200,000 based on the acquisitions of POPs (not including POPs assigned by Sprint) in any calendar year, reduced by bonuses paid under (i) above. The maximum bonus Mr. Rinehart can receive in one calendar year will be the greater of (i) or (ii) above. Mr. Rinehart is also entitled to reimbursement for reasonable business expenses, relocation from Denver, Colorado to Lubbock, Texas, a $600 per month vehicle allowance, reimbursement for vehicle business mileage at the standard mileage rate set by the Internal Revenue Service, and incentive, retirement, profit-sharing, life, medical, disability and other benefit plans as may be available to the Company's other executives with comparable responsibilities, subject to the terms of those programs. Pursuant to the employment agreement, the Company will pay the costs of all continuing professional education courses required for Mr. Rinehart to maintain his certified public accountant license, as well as all professional dues and licenses attributable to his certified public accountant license.

         If the Company terminates Mr. Rinehart's employment for other than cause or non-performance, both as defined in the employment agreement, the Company would be required to pay him severance pay equal to one year's base salary. If Mr. Rinehart should terminate his employment for cause, as defined in the employment agreement, he will be entitled to severance pay equal to the lesser of one year's base salary and the unpaid balance of his salary which would be payable to him through May 31, 2005. Mr. Rinehart has agreed, pursuant to the employment agreement, not to compete with the Company during his employment and for a period of two years following termination of his employment (subject to certain exceptions detailed in his employment agreement). Further, Mr. Rinehart has agreed not to disclose any of the Company's confidential information at any time during or subsequent to his employment with the Company without its written consent.

         JERRY W. BRANTLEY. Prior to Mr. Brantley leaving the Company, the Company was a party to an amended and restated employment agreement with him, effective October 1, 1999.

         On January 23, 2001, the Company announced that Mr. Brantley left the Company and is pursuing other interests.

         W. DON STULL. Before his departure from the Company, the Company was a party to an amended and restated employment agreement with W. Don Stull, effective October 29, 1999. Mr. Stull left the Company on September 20, 2000. In connection with the termination of his employment, Mr. Stull entered into a separation and release agreement with the Company. In addition to the payments described under the "All Other Compensation" column in the summary compensation table, vesting was accelerated with respect to an aggregate of 57,001 of Mr. Stull's options pursuant to the separation agreement.

COMPENSATION OF DIRECTORS

         The Company does not pay cash fees to its non-employee directors. Pursuant to the long-term incentive plan, each of the Company's directors is granted an initial option to purchase 28,000 shares of Common Stock on the date he or she joins the Board of Directors. All initial options will expire on the tenth anniversary of the date of grant. In addition to the initial option, each independent director will receive an annual grant pursuant to the long-term incentive plan of an option to purchase that number of shares of Common Stock equal to $60,000 divided by the fair market value of Common Stock on the date of grant. The annual option will be granted on the date of the first full meeting of the Board of Directors following the end of each fiscal year. The annual option will immediately vest on the date of grant and will expire on the tenth anniversary of the date of grant. The exercise price of options granted to independent directors equal to the fair market value of the Common Stock on the date of grant. All of the Company's directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the Board of Directors or committees thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal year 2000, the Compensation Committee consisted of Messrs. Marshall, Hyde and Silber. Mr. Silber resigned from the Board of Directors of the Company effective April 16, 2001. The Compensation Committee is responsible for reviewing and approving all compensation arrangements for the Company's officers. None of these committee members are or have been executive officers of the Company or its subsidiaries.

         In 2000, the Company entered into various arrangements with Mericom Corporation and its affiliates for site acquisition, RF engineering and fixed network design. Mr. Silber holds an indirect minority interest in Mericom Corporation, which is a privately-held provider of planning, design, deployment, maintenance and operations services for wireless telecommunications networks. During fiscal year 2000, the Company paid approximately $1.0 million under these arrangements. On February 14, 2001, the Company completed its acquisition of Washington Oregon Wireless, LLC ("WOW"), a wholly-owned subsidiary of WOW Holdings, LLC ("WOW Holdings") through the merger of WOW Holdings with and into the Company. Mr. Silber was a member of the board of managers of WOW Holdings. Mr. Silber is also a principal of Silpearl Associates, LLC, which is an affiliate of WOW Investment Partners, L.P., which owned approximately 44.4% of the outstanding membership interests of WOW Holdings. WOW Investment Partners, L.L.C. holds the sole general partner interest of WOW Investment Partners, L.P. The sole membership interest of WOW Investment Partner L.L.C. is held by Silpearl Associates, LLC. Mr. Silber indirectly owns 50% of the membership interests, and is the President, of Silpearl Associates, LLC. Following the closing of the acquisition of WOW, Mr. Silber received 915,193 shares of Common Stock and approximately $1.5 million in cash as a distribution from WOW Investment Partners, L.P. Mr. Silber did not participate in the Board of Directors vote to approve the WOW Holdings merger.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Company's executive compensation philosophy reflects its belief that the compensation of executives should:


         o    be linked to achievement of its business and strategic goals;

         o be aligned with the interests of stockholders through awards of stock options and other stock-based compensation;

         o recognize individual contributions, as well as overall business results; and

         o result in attracting, motivating and retaining highly-talented executives to serve it.

         To achieve these objectives, the Company's current compensation program consists of the following elements:

         o    base salary;

         o    annual incentive compensation, the receipt of which is based on:

         o    its financial performance from year to year; and/or

         o    significant individual contributions; and

         o long-term incentive compensation, primarily in the form of stock options.


         CEO COMPENSATION. The structure of Mr. Sharbutt's fiscal 2000 compensation was based in part on comparisons to the compensation of executives in similar positions with other companies in the industry, as well as Mr. Sharbutt's level of responsibility, experience and contribution to the Company's business objectives and the Board's ongoing assessment of the Company's operations. In accordance with such factors, the Company entered into an employment agreement with Mr. Sharbutt, effective October 1, 1999 (see "Employment Agreements--David E. Sharbutt"). This agreement provides for Mr. Sharbutt's base salary and eligible quarterly bonuses upon the achievement of certain performance targets established by the Board of Directors. The Board believes that the structure of Mr. Sharbutt's compensation, with its emphasis on the Company's performance, is in the best interest of the Company's stockholders because it more closely aligns the interests of Mr. Sharbutt and the Company's stockholders. Mr. Sharbutt's fiscal year 2000 bonus was paid as a result of the achievement by the Company of performance targets related to EBITDA, revenue per user and subscriber targets.

         OTHER EXECUTIVE OFFICER COMPENSATION. The Company's philosophy for the compensation of its other executive officers focuses on each individual's level of responsibility, experience and contribution to the Company's business objectives and the Board's ongoing assessment of the Company's operations. The Board of Directors places emphasis on compensation that closely aligns the executive's interests with the stockholders' interests. Therefore, a significant percentage of each executive officer's total compensation is tied to the Company's performance through:


          o bonus eligibility, based on a combination of its performance and individual achievement; and

          o    stock option awards.


         DEDUCTIBILITY OF COMPENSATION TO EXECUTIVE OFFICERS. The federal income tax law limits the deductibility of certain compensation paid to the chief executive officer and the four most highly compensated executives (the "covered employees") in excess of the statutory maximum of $1 million per covered employee. The organization and compensation committee's general policy is, where feasible, to structure the compensation paid to the covered employees so as to maximize the deductibility of such compensation for federal income tax purposes; however, the committee shall retain the flexibility, where necessary to promote the incentive and retention goals described above, to pay compensation which may not be deductible.

                             COMPENSATION COMMITTEE:

                                   Thomas Hyde
                              Schuyler B. Marshall
                                Reagan W. Silber*

                                PERFORMANCE GRAPH

         The following performance graph compares the cumulative total stockholder total return on the Common Stock from February 3, 2000 through December 31, 2000 against the cumulative total return of The Nasdaq Stock Market (U.S. Companies) Index, The Nasdaq Stock Market Telecommunications Index and a peer group selected by the Company for the same period. The peer group consists of the following three companies (which, together with the Company, represent all of the Sprint PCS network partners whose stock was publicly traded over the relevant measurement period): Airgate PCS, Inc., UbiquiTel Inc. and US Unwired Inc.

[GRAPHIC OMITTED]

DAILY DATA -- 2/3/2000 THROUGH 12/31/2000

Price as a Percent of Base Period (%)

250       200       150       100       50        0

Mar  Apr  May  Jun  Jul  Aug  Sep  Oct  Nov  Dec
2000


Alamosa PCS
NASDAQ Composite Average
NASDAQ Telecommunications Index
Sprint PCS Affiliate Index (PCSA, UPCS, UNWR)


* Mr. Silber resigned from the Board of Directors of the Company effective April 16, 2001.

                                        Cumulative Total Return
                                        ------------------------
                                         2/3/00         12/31/00

Alamosa Holdings, Inc. (1)              $100.00          $47.06
NASDAQ Composite Index                  $100.00          $58.67
NASDAQ Telecommunications Index         $100.00          $44.64
Sprint PCS Network Partner Peer Group   $100.00          $28.81


(1) The common stock of the Company began trading on The Nasdaq National Market on February 3, 2000, under the symbol "APCS." Prior to that date there was no public market for the common stock of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of April 16, 2001 (except as otherwise indicated) with respect to the number of shares of Common Stock beneficially owned by each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, the number of shares of Common Stock beneficially owned by each executive officer, director and nominee for director of the Company, and all current executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.


                                           NUMBER OF SHARES
                                             BENEFICIALLY         PERCENTAGE OF
NAME AND ADDRESS (1)                           OWNED (2)            OWNERSHIP
--------------------                       ----------------       -------------
5% STOCKHOLDERS:
Caroline Hunt Trust Estate                   8,801,866 (3)          9.57%
100 Crescent Court, Suite 1700
Dallas, TX 75201

South Plains Telephone Cooperative, Inc.     8,769,732 (4)          9.54%
2425 Marshall Street
Lubbock, TX 79415

Budagher Family, LLC                         7,312,776 (5)          7.95%
3702 Holland Avenue
Dallas, TX 75219

Taylor Telephone Cooperative, Inc            5,175,700 (6)          5.63%
9796 N. Interstate 20
Merkel, TX 79536

DIRECTORS AND EXECUTIVE OFFICERS:
David E. Sharbutt                            1,369,724 (7)          1.48%
Michael R. Budagher                          7,312,776 (5)          7.95%
Ray M. Clapp                                 107,175 (8)            *
Kendall W. Cowan                             291,000 (9)            *
Scotty Hart                                  29,300 (10)            *
Thomas Hyde                                  28,000 (11)            *
Schuyler B. Marshall                         138,500 (12)           *
Tom M. Phelps                                31,325 (13)            *
Thomas F. Riley, Jr.                         166,500                *
Loyd I. Rinehart                             33,334 (14)            *
Michael V. Roberts                           6,753,750 (15)         7.35%
Steven C. Roberts                            6,763,650 (16)         7.36%





                                           NUMBER OF SHARES
                                             BENEFICIALLY         PERCENTAGE OF
NAME AND ADDRESS (1)                           OWNED (2)            OWNERSHIP
--------------------                       ----------------       -------------
Anthony Sabatino                             30,000 (17)            *
Jimmy R. White                               29,014 (18)            *
All Directors and Executive Officers
as a Group (14 persons)                      23,083,798             24.83%

*Less than one percent.

(1) Except as otherwise indicated in the footnotes below, the address for each executive officer and director is 5225 S. Loop 289, Lubbock, Texas 79424.

(2) Percentage of ownership is based on 91,946,843 shares of Common Stock outstanding as of April 16, 2001. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A person is deemed to be the beneficial owner of any shares of common stock if that person has or shares voting power or investment power with respect to that common stock, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

(3) The share information reflected is based upon a statement on Amendment No. 1 to a Schedule 13D filed jointly by Caroline Hunt Trust Estate, The Rosewood Corporation, Rosewood Financial, Inc. Rosewood Management Corporation and Fortress Venture Capital II, L.P. on April 12, 2001 with the Securities and Exchange Commission (the "SEC"). The Rosewood Corporation is a wholly-owned subsidiary of Caroline Hunt Trust Estate and Rosewood Financial, Inc. is an indirect wholly-owned subsidiary of Caroline Hunt Trust Estate and The Rosewood Corporation. Rosewood Management Corporation is a wholly owned subsidiary of The Rosewood Corporation and serves as the general partner of Fortress Venture Capital II, L.P. Caroline Hunt Trust Estate and The Rosewood Corporation may be deemed to be the beneficial owner of the shares held of record by Rosewood Financial, Inc., as a result of their parent-subsidiary relationship. Rosewood Management Corporation may be deemed to be the beneficial owner of the shares held of record by Fortress Venture Capital II, L.P., as a result of its general partnership status. Caroline Hunt Trust Estate, The Rosewood Corporation and Rosewood Financial, Inc. may be deemed to be the beneficial owner of the shares held of record by Fortress Venture Capital II, L.P., as a result of their parent-subsidiary relationship with Rosewood Management Corporation. Caroline Hunt Trust Estate, The Rosewood Corporation and Rosewood Financial, Inc. disclaim beneficial ownership of any shares held by Rosewood Management Corporation or Fortress Venture Capital II, L.P., and Rosewood Management Corporation and Fortress Venture Capital II, L.P. disclaim beneficial ownership of any shares held by Caroline Hunt Trust Estate, The Rosewood Corporation and Rosewood Financial, Inc. The address for The Rosewood Corporation, Rosewood Financial, Inc., Rosewood Management Corporation and Fortress Venture Capital II, L.P. is the same address for Caroline Hunt Trust Estate.

(4) The share information reflected is based upon a statement on a Schedule 13D filed jointly by South Plains Telephone Cooperative, Inc. and South Plains Advanced Communications & Electronics, Inc. on February 7, 2000 with the SEC. South Plains Advanced Communications is a wholly-owned subsidiary of South Plains Telephone Cooperative, which may be deemed to be the beneficial owner of the shares held of record by South Plains Advanced Communications. South Plains Telephone Cooperative and South Plains Advance Communications share voting and investment power for these shares, as a result of their parent-subsidiary relationship. The address for South Plains Advanced Communications is the same as the address for South Plains Telephone Cooperative.

(5) The share information reflected is based upon a statement on a Schedule 13D filed jointly by Mr. Budagher, Budagher Family, LLC and West Texas PCS, LLC on February 26, 2001 with the SEC. Budagher Family, LLC owns 100% of the membership interests in West Texas PCS, LLC and Mr. Budagher and his spouse and children own 100% of the membership interests in Budagher Family, LLC, each of which may also be deemed to be the beneficial owner of the shares held by West Texas PCS. Includes 28,000 shares issuable to Mr. Budagher pursuant to options currently exercisable and 7,284,776 shares for which Budagher Family, LLC, West Texas PCS and Mr. Budagher share voting and investment power, as a result of their parent-subsidiary and control person relationships. Mr. Budagher is the sole Manager and President of Budagher Family, LLC and the sole Manager of West Texas PCS. The address for Budagher Family, LLC and West Texas PCS is the same as the address for Mr. Budagher.

(6) The share information reflected is based upon a statement on a Schedule 13D filed jointly by Taylor Telephone Cooperative, Inc. and Taylor Telecommunications, Inc. on February 7, 2000 with the SEC. Taylor Telecommunications is a wholly-owned subsidiary of Taylor Telephone Cooperative, which may be deemed to be the beneficial owner of the shares held of record by Taylor Telecommunications. Taylor Telephone Cooperative and Taylor Telecommunications share voting and investment power for these shares, as a result of their parent-subsidiary relationship. The address for Taylor Telecommunications is the same as the address for Taylor Telephone Cooperative.

(7) Includes 242,500 shares held individually by Mr. Sharbutt, 48,824 shares held in Mr. Sharbutt's 401(k) plan, 593,200 shares beneficially owned by Five S, Ltd., 200 shares beneficially owned by Mr. Sharbutt's children and 485,000 shares issuable pursuant to options currently exercisable. Mr. Sharbutt is a limited partner of Five S, Ltd. and President of Sharbutt Inc., the general partner of Five S, Ltd., and may be considered a beneficial owner of the shares owned by Five S, Ltd. Mr. Sharbutt disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Additionally, Mr. Sharbutt is a director, shareholder and the President of US Consultants, Inc., the general partner of Harness, Ltd., which holds 292,938 shares of Common Stock. Mr. Sharbutt disclaims beneficial ownership of the shares owned by Harness, Ltd. The address for Five S Ltd. is 4606 91st Street, Lubbock, Texas 79424 and the address for Harness, Ltd. is P.O. Box 65700, 4747 S. Loop 289, Lubbock, Texas 79464.

(8) Includes 64,175 shares held individually by Mr. Clapp and 43,000 shares issuable pursuant to options currently exercisable. Excludes 8,801,866 shares held by Caroline Hunt Trust Estate and its subsidiaries, as to which Mr. Clapp disclaims beneficial ownership. Mr. Clapp is the Managing Director, Acquisitions and Investments for the Rosewood Corporation, which is a wholly-owned subsidiary of the Caroline Hunt Trust Estate. The address for Mr. Clapp is the same as the address for Caroline Hunt Trust Estate.

(9)  These shares are issuable pursuant to options currently exercisable.

(10) Includes 1,000 shares held individually by Mr. Hart, 28,000 shares issuable pursuant to options currently exercisable and 300 shares held by Lubbock HLH, Ltd. Mr. Hart controls Lubbock HLH, Ltd. and is a beneficial owner of the shares held by Lubbock HLH, Ltd. Excludes 8,769,732 shares held by South Plains Advanced Communications & Electronics, Inc., as to which Mr. Hart disclaims beneficial ownership. Mr. Hart is the General Manager of South Plains Telephone Cooperative and South Plains Advanced Communications & Electronics, a wholly owned subsidiary of South Plains Telephone Cooperative. Mr. Hart's address is the same as the address for South Plains Telephone Cooperative.

(11) Includes 28,000 shares issuable pursuant to options currently exercisable. Excludes 5,175,700 shares held by Taylor Telecommunications, Inc., as to which Mr. Hyde disclaims beneficial ownership. Mr. Hyde is the Manager of Taylor Telephone Cooperative, Inc. and Taylor Telecommunications, a wholly owned subsidiary of Taylor Telephone Cooperative. Mr. Hyde's address is the same as the address for Taylor Telephone Cooperative.

(12) Includes 110,000 shares held individually by Mr. Marshall, 500 shares held indirectly in an IRA account for Mr. Marshall and 28,000 shares issuable pursuant to options currently exercisable. Excludes 8,801,866 shares held by Caroline Hunt Trust Estate and its subsidiaries, as to which Mr. Marshall disclaims beneficial ownership. Mr. Marshall is the President of Rosewood Financial, Inc. and the Rosewood Corporation, both of which are wholly-owned subsidiaries of the Caroline Hunt Trust Estate. Additionally, Mr. Marshall is a Director of various Caroline Hunt Trust Estate subsidiaries. The address for Mr. Marshall is the same as the address for Caroline Hunt Trust Estate.

(13) Includes 3,325 shares held individually by Mr. Phelps and 28,000 shares issuable pursuant to options currently exercisable.

(14) These shares are issuable pursuant to options exercisable within 60 days.

(15) Includes 6,752,500 shares held individually by Mr. Roberts, 1,000 shares held by Mr. Roberts and his wife together and 250 shares owned by Roberts Broadcasting Company. Mr. Roberts is the Chairman, Chief Executive Officer and principal stockholder of Roberts Broadcasting Company and may be considered a beneficial owner of the shares owned by Roberts Broadcasting Company.

(16) Includes 6,754,500 shares held individually by Mr. Roberts, 2,500 shares held by Mr. Roberts and his wife together, 1,000 shares held by Mr. Roberts' wife, 5,400 shares Mr. Roberts' wife holds in custodial accounts for their minor children and 250 shares owned by Roberts Broadcasting Company. Mr. Roberts is the President and Chief Operating Officer and principal stockholder of Roberts Broadcasting Company and may be considered a beneficial owner of the shares owned by Roberts Broadcasting Company. Mr. Roberts disclaims beneficial ownership of the shares of Common Stock held in custodial accounts for his minor children.

(17) These shares are issuable pursuant to options currently exercisable.

(18) Includes 1,014 shares held individually by Mr. White and 28,000 shares issuable pursuant to options currently exercisable. Mr. White's address is Highway 87 North, Dalhart, TX 79022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

FORMATION OF ALAMOSA PCS, LLC

     On July 24, 1998, Alamo IV LLC, Rosewood Telecommunications, L.L.C., Tregan International Corp., West Texas PCS, LLC and Longmont PCS, LLC formed Alamosa PCS, LLC. Those investors received membership interests in exchange for their capital commitments. The investors amended the formation documents on December 11, 1998 to allow for a new member, Yellow Rock PCS, L.P., and to modify their membership interests and capital commitments. Yellow Rock agreed to contribute a total of $400,000 of capital in exchange for a 0.82% membership interest in Alamosa PCS, LLC. Pursuant to the agreement, Yellow Rock committed to a funding schedule beginning with a payment of $123,711 on December 15, 1998 and ending on January 1, 2001. The original investors retained the remaining 99.18% membership interest in Alamosa PCS, LLC in exchange for their capital commitments of $48,100,000. In November 1999, the members of Alamo IV LLC dissolved Alamo IV LLC and distributed Alamo IV's membership interest in Alamosa PCS, LLC to Alamo IV's members.

     The obligations to commit capital and the other regulations under the formation documents were eliminated when the Company reorganized from a limited liability company to a holding company structure prior to the closing of the Company's initial public offering in February 2000.

EDC CREDIT FACILITY GUARANTEES

     In connection with the credit agreement entered into between Nortel and the Company, which Nortel assigned to EDC and the Company acknowledged, each of the Company's stockholders pledged its ownership interest in the Company to Nortel to guaranty the Company's obligations under the Nortel credit agreement. The rights and obligations of Nortel under the credit agreement were assigned to EDC. The Company's stockholders were required to secure their unfunded contributions with either a letter of credit or a marketable securities pledge agreement. Each guaranty, pledge, letter of credit and marketable securities pledge agreement terminated prior to the closing of the Company's initial public offering.

AGREEMENTS WITH CHR SOLUTIONS

     The Company has entered into a number of agreements with CHR Solutions as described in more detail below. During fiscal year 2000, the Company paid CHR Solutions approximately $6.3 million under these agreements. David Sharbutt, the Company's Chairman and Chief Executive Officer, was at the time the agreements were executed the President, Chief Executive Officer, a director and a shareholder of CHR Solutions. Mr. Sharbutt no longer holds any of these positions at CHR Solutions.

     o On July 27, 1998, the Company entered into an engineering service agreement with CHR Solutions that is to last through August 2001 for a maximum fee of approximately $7.0 million, excluding taxes.

     o As of April 9, 1999, the Company entered into a data communications services agreement with CHR Solutions to perform design and implementation services for the Company in connection with the Company's wide area network and local area networks for a maximum fee of $262,040, excluding taxes. The agreement lasts until the project is completed, unless either party terminates it earlier for cause.

     o As of October 8, 1999, the Company entered into a special service agreement with CHR Solutions to perform marketing and operations consulting services in selected areas in Wisconsin for a maximum fee of $100,000, excluding taxes. This agreement lasts until the project is completed, unless either party terminates it earlier.

     o As of October 8, 1999, the Company entered into a special service agreement with CHR Solutions to perform business planning and consulting services and a feasibility study in selected areas of Wisconsin for a fixed fee of $81,000. This agreement lasts until the project is completed, unless either party terminates it earlier.

     o As of October 8, 1999, the Company entered into a special service agreement with CHR Solutions to perform business planning and consulting services and a feasibility study in selected areas of the Company's territory for an estimated probable cost of $200,000, excluding taxes. This agreement lasts until the project is completed, unless either party terminates it earlier.

     o As of October 8, 1999, the Company entered into a special service agreement with CHR Solutions to provide the Company with radio frequency "drive testing" to predict the propagation characteristics of given areas in the Company's territory for an estimated probable cost of $62,085, excluding taxes. This agreement lasts until the project is completed, unless either party terminates it earlier.

     o As of November 20, 1999, the Company entered into a special service agreement with CHR Solutions, who provided the Company with marketing and operations consulting services for a maximum amount of $100,000, excluding taxes.

     o As of January 28, 2000, the Company entered into a professional services agreement with CHR Solutions to develop the sub-affiliate program from the development of a model through the execution of the sub-affiliate program. The estimated probable costs of the services are $248,000. Either party may terminate the agreement without penalty at any time with or without cause upon giving the other party 30 days prior written notice.

AGREEMENTS WITH TECH TELEPHONE COMPANY LIMITED PARTNERSHIP

     As of April 6, 1999, the Company entered into a telecommunications service agreement with Tech Telephone Company Limited Partnership, an affiliate of CHR Solutions, to install and provide DS1 telecommunications lines between Sprint PCS and the Company's Lubbock operations and between the Company's Lubbock operations and the Company's other markets. The original term of the agreement is three years, with automatic renewal for successive 30-day terms until terminated by either party. As of August 13, 1999, the Company entered into a distribution agreement with TechTel Communications Corporation, an affiliate of CHR Solutions, authorizing it to become a third party distributor of Sprint PCS products and services for the Company in a standard agency agreement identical with numerous other agreements between the Company and other third party distributors. Pursuant to the distribution agreement, TechTel Communications Corporation is obligated to purchase ten handsets from the Company every quarter for the term of one year. During fiscal year 2000, the Company paid approximately $1.7 million under these agreements.

AGREEMENT WITH AMERICAN TOWER CORPORATION

     In August 1998, the Company entered into a nonexclusive master site development and lease agreement for tower sites with OmniAmerica Development Corp., formerly known as Specialty Capital Services, Inc., a subsidiary of Specialty Teleconstructors, Inc. that has since merged with American Tower Corporation. Pursuant to the agreement, American Tower arranges for collocation of the Company's equipment, or constructs new facilities, in areas the Company identifies for build-out. The initial term of the master agreement expires in August 2003, with automatic renewal for three additional terms of five years each. The agreement provides for monthly payments aggregating to approximately $5.0 million per year, subject to an annual adjustment based on the Consumer Price Index. During fiscal year 2000, the Company paid approximately $2.4 million for these services.

     Michael Budagher, who is one of the Company's directors and a manager of West Texas PCS, LLC and Budagher Family, LLC, two of the Company's stockholders, was, at the time the agreement was entered into the Vice Chairman, Chief Operating Officer and a director of Specialty Teleconstructors, Inc., and the Chief Executive Officer, President and sole director of Specialty Capital Services, Inc. Michael Budagher is also a member and the General Manager of the Budagher Family, LLC, which was, at the time the agreement was entered into, a stockholder of Specialty Teleconstructors, Inc. Mr. Budagher no longer holds any of these positions at Specialty Capital Services, Inc. or Specialty Teleconstructors, Inc. However, he is a stockholder of American Tower Corporation.

RESERVE OF SHARES BY UNDERWRITERS

     As part of the initial public offering of Common Stock, the underwriters reserved a maximum of 10% of the shares of Common Stock sold in the offering for sale to the persons who were stockholders of the Company at the time prior to the offering at a price per share of $15.8525, the public offering price less the underwriting discount. The underwriters were not entitled to any discount or commission on these shares and the proceeds to the Company were the same as if the shares were sold to the general public. The persons who were stockholders of the Company at the time prior to the offering purchased 757,589 shares pursuant to this arrangement.

     In connection with the Company's initial public offering, Salomon Smith Barney Inc. reserved up to approximately five percent of the shares being offered as directed shares for sale at the initial public offering price to persons who were directors, officers or the Company's employees, or who were otherwise associated with the Company and its affiliates or employees, and who advised the Company of their desire to purchase these shares. The number of shares of common stock available for sale to the general public was reduced to the extent of sales of directed shares to any of the persons for whom they were reserved. A total of 535,000 shares of common stock were so purchased by such persons.

AGREEMENTS WITH MESSRS. MICHAEL V. ROBERTS AND STEVEN C. ROBERTS

     On February 14, 2001, the Company completed its acquisition of Roberts Wireless. Messrs. Michael V. Roberts and Steven C. Roberts, who are directors of the Company, were the sole owners of Roberts Wireless. Pursuant to the terms of the merger agreement with Roberts Wireless, upon closing of the transaction, each of Messrs. Michael V. Roberts and Steven C. Roberts was entitled to receive 6,750,000 shares of Common Stock and approximately $2.0 million in cash as consideration in respect of his ownership interests in Roberts Wireless. The terms of the acquisition agreement, including the consideration payable to Messrs. Michael V. Roberts and Steven C. Roberts, were determined on the basis of arm's length negotiations between the Company and Messrs. Michael V. Roberts and Steven C. Roberts. Messrs. Michael V. Roberts and Steven C. Roberts were appointed to the Board of Directors of the Company upon completion of the Roberts Wireless acquisition.

     In connection with the acquisition of Roberts Wireless, the Company entered a number of arrangements with Messrs. Michael V. Roberts and Steven C. Roberts and certain companies affiliated with them as described in more detail below.

     o LOAN AGREEMENT WITH MESSRS. MICHAEL V. ROBERTS AND STEVEN C. ROBERTS. On June 30, 2000, Alamosa Operations, Inc. ("Alamosa Operations"), a wholly-owned subsidiary of the Company (as lender) entered into a loan agreement with Messrs. Michael V. Roberts and Steven C. Roberts (as borrowers) whereby Alamosa Operations agreed to lend $10.0 million to Messrs. Michael V. Roberts and Steven C. Roberts. The proceeds from this loan were used to fund capital and operation requirements of Roberts and Roberts Tower Company ("Roberts Tower"), a corporation owned and operated by Messrs. Michael V. Roberts and Steven C. Roberts.

     o ROBERTS WIRELESS LOAN AGREEMENT. On July 31, 2000, Alamosa Operations (as lender) entered into a loan agreement with Roberts Wireless (as borrower). In connection with the loan agreement, Roberts Wireless assumed certain obligations of Messrs. Michael V. Roberts and Steven
          C. Roberts under the June 30 loan agreement to the extent the proceeds of that loan were used to make capital contributions to Roberts Wireless. As of December 31, 2000, approximately $23.8 million had been funded under the Roberts Wireless loan agreement. At the completion of the Roberts Wireless acquisition, the Roberts Wireless promissory note was transferred to Alamosa (Delaware) and contributed as equity to its wholly owned subsidiary, Alamosa Holdings, LLC.

     o ROBERTS TOWER LOAN AGREEMENT. On October 18, 2000, Alamosa Operations (as lender) and Roberts Tower (as borrower) entered into a loan agreement whereby Alamosa Operations agreed to lend up to $15.0 million to Roberts Tower, to be used for the purposes of repaying all remaining amounts owed by Messrs. Michael V. Roberts and Steven C. Roberts under the June 30 loan agreement and funding the construction of wireless telecommunications towers for use by Roberts Wireless through the completion of the merger with Roberts Wireless. As of December 31, 2000, approximately $13.2 million had been funded under the Roberts Tower loan agreement. In February 2001 the loan was paid in full.

     o JOINT VENTURE DEVELOPMENT AGREEMENT. On October 30, 2000, the Company and Messrs. Michael V. Roberts and Steven C. Roberts entered into a joint venture development agreement. Pursuant to the agreement, if either Mr. Michael V. Roberts or Mr. Steven C. Roberts (each a "Project Member") undertakes an international telecommunications business venture (a "Project") and desires for the Company to be involved in that Project, then before the Project Member enters into a letter of intent or binding agreement of any nature with another person regarding the Project, written notice must be given to the Company and the Company has 60 days to notify the Project Member of its desire to participate in the Project. During such 60 day period, the Company has the exclusive right to elect to participate in the Project. Promptly after the Company gives a notice of participation, the Company and the Project Member shall form a project entity and shall execute an agreement setting forth the terms, covenants, conditions and provisions for the purpose, ownership, management, financing and operating of the Project. Unless the Project Member and the Company agree to a different arrangement, the Company will have a 50% interest in each project entity and the Company will have full managerial control of each project entity. Except as described above, neither the Project Members nor the Company is obligated to bring to the other any opportunity to participate in a Project or any activity, domestic or international.

     o CONSULTING AGREEMENTS. On January 29, 2001, the Company entered into five-year consulting agreements with each of Messrs. Michael V. Roberts and Steven C. Roberts. The consulting agreements provide each of them with an annual compensation of $125,000, which is paid monthly.

     o RIGHT OF FIRST NEGOTIATION AGREEMENT. On February 14, 2001, the Company and Roberts Tower entered into a right of first negotiation agreement which grants Roberts Tower a right to negotiate tower leases on a "build-to-suit" basis within the Company's present and future territory. During the term of the agreement, whenever the Company or one of its subsidiaries is required to "build to suit" communications towers within the present or future territories in which it operates, the Company must notify Roberts Tower and Roberts Tower will have the exclusive right for a period of 30 days to negotiate with the Company to provide such towers. After such 30 day period, if the Company has not reached an agreement with Roberts Tower, the Company may obtain such tower sites from other third parties. The term of this agreement is five years.

     o RESALE AGREEMENT. On February 14, 2001, the Company and Messrs. Michael V. Roberts and Steven C. Roberts entered into a resale agreement which permits Messrs. Michael V. Roberts and Steven C. Roberts to buy air time at a discount for resale on a basis no less favorable than any other similar agreement to which the Company may be a party. Messrs. Michael V. Roberts and Steven C. Roberts may resell such airtime anywhere where such resales are permitted under applicable law. Any arrangement between the Company and Messrs. Michael V. Roberts and Steven C. Roberts for resales and use of air time will be subject to all required approvals of Sprint, Sprint Spectrum and Sprint PCS and/or any other applicable Sprint entities.

     o MASTER LEASE AGREEMENT. On February 14, 2001, Roberts Wireless and Roberts Tower entered into a master lease agreement which provides for the lease from Roberts Tower by Roberts Wireless of certain buildings, towers, tanks and /or improvements thereon for the purpose of installing, operating and maintaining communications facilities and services thereon. The initial term of the master lease agreement expires in February 2006, and Roberts Wireless has the right to extend the initial term of the lease for four additional terms of five years each. The agreement provides for monthly payments aggregating to approximately $16,800 per year, subject to an annual adjustment of 4% per annum.

OTHER RELATED PARTY TRANSACTIONS

     In January 2000, the Company entered into various arrangements with Mericom Corporation and its affiliates for site acquisition, RF engineering and fixed network design. Mr. Reagan Silber, who was one of the Company's directors, holds an indirect minority interest in Mericom Corporation. Mr. Silber resigned from the Board of Directors of the Company effective April 16, 2001. For a description of the arrangements involving Mericom and the Company, see "Compensation Committee Interlocks and Insider Participation."

     On February 14, 2001, the Company completed its merger with WOW Holdings. Mr. Silber was a member of the board of managers of WOW Holdings. Mr. Silber is also a principal of Silpearl Associates, LLC, an affiliate of WOW Investment Partners, L.P., which owned approximately 44.4% of the outstanding membership interests of WOW Holdings. For a description of the consideration received by Mr. Silber in connection with the WOW Holdings merger, see "Compensation Committee Interlocks and Insider Participation."

     In connection with the Company's distribution and sales of Sprint PCS wireless communications equipment, on December 28, 1998, the Company entered into a long-term agreement to lease space for a retail store in Lubbock, Texas with Lubbock HLH, Ltd., principally owned by Mr. Hart, who is one of the Company's directors and the general manager of South Plains Telephone Cooperative, Inc., one of the Company's stockholders. This lease has a term of 15 years and provides for monthly payments aggregating to approximately $110,000 a year, subject to adjustment based on the Consumer Price Index on the first day of the sixth lease year and on the first day of the eleventh lease year. During fiscal year 2000, approximately $100,000 was paid under this lease.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  April 27, 2001            ALAMOSA HOLDINGS, INC.

                                      By: /s/ David E. Sharbutt
                                         ------------------------
                                         David E. Sharbutt
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 thereunto, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   NAME                                             TITLE                                 DATE
------------------------------------------------ --------------------------------------------------- --------------------
             /s/ David E. Sharbutt               Chairman of the Board of Directors and              April 27, 2001
------------------------------------------------ Chief Executive Officer
               David E. Sharbutt                 (Principal Executive Officer)


             /s/ Kendall W. Cowan                Chief Financial Officer                             April 27, 2001
------------------------------------------------ (Principal Financial and Accounting Officer)
               Kendall W. Cowan

            /s/ Michael R. Budagher              Director                                            April 27, 2001
------------------------------------------------
              Michael R. Budagher

             /s/ Ray M. Clapp, Jr.               Director                                            April 27, 2001
------------------------------------------------
               Ray M. Clapp, Jr.

                /s/ Scotty Hart                  Director                                            April 27, 2001
------------------------------------------------
                  Scotty Hart

                /s/ Thomas Hyde                  Director                                            April 27, 2001
------------------------------------------------
                  Thomas Hyde

           /s/ Schuyler B. Marshall              Director                                            April 27, 2001
------------------------------------------------
             Schuyler B. Marshall

                                                 Director
------------------------------------------------
                 Tom M. Phelps

           /s/ Thomas F. Riley, Jr.              Director                                            April 27, 2001
------------------------------------------------
             Thomas F. Riley, Jr.

               /s/ Jimmy R. White                Director                                            April 27, 2001
------------------------------------------------
                Jimmy R. White

                                                 Director
------------------------------------------------
              Michael V. Roberts

                                                 Director
------------------------------------------------
              Steven C. Roberts