Form 10-Q
period 2001-03-31
ALAMOSA HOLDINGS INC
filed 2001-05-15
CIK 1120102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-Q                         (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                       COMMISSION FILE NUMBER: 000-32357

                             ALAMOSA HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        75-2890997

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

                         5225 SOUTH LOOP 289, SUITE 120
                              LUBBOCK, TEXAS 79424
          (Address of principal executive offices, including zip code)


                                 (806) 722-1100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X  NO
---------

As of May 14, 2001, approximately 92,009,856 shares of common stock, $0.01 par value per share, were issued and outstanding.

                             ALAMOSA HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000........................    3

         Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000, (unaudited)..    4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000, (unaudited)..    5

         Notes to the Consolidated Financial Statements.........................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................   15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................   21

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................   21

Item 2.  Changes in Securities and Use of Proceeds..............................................................   21

Item 3.  Defaults Upon Senior Securities........................................................................   22

Item 4.  Submission of Matters to a Vote of Security Holders....................................................   22

Item 5.  Other Information......................................................................................   23

Item 6.  Exhibits and Reports on Form 8-K.......................................................................   23


                             ALAMOSA HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                            March 31, 2001        December 31,
                                                             (unaudited)              2000
                                                            --------------        ------------

ASSETS

Current assets:
    Cash and cash equivalents                               $  163,044,589         $ 141,768,167
    Short-term investments                                      33,900,000             1,600,000
    Accounts receivable, net of allowance for doubtful
     accounts of $2,820,398 and $1,503,049, respectively        29,113,036            14,746,930
    Inventory                                                    4,467,032             2,752,788
    Prepaid expenses and other assets                            3,397,149             3,026,860
    Deferred tax asset                                           1,762,000                    --
    Interest receivable                                          1,291,396             1,045,785
                                                            --------------         -------------
        Total current assets                                   236,975,202           164,940,530

Property and equipment, net                                    386,792,498           228,982,869
Notes receivable                                                        --            46,865,233
Debt issuance costs, net                                        27,600,789            13,108,376
Restricted cash                                                 70,585,203                    --
Goodwill and intangible assets, net                            914,987,707                    --
Other noncurrent assets                                          2,593,766             4,501,005
                                                            --------------         -------------
        Total assets                                        $1,639,535,165         $ 458,398,013
                                                            ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                   $  100,214,370         $  61,385,806
    Current installments of capital leases                          36,974                35,778
                                                            --------------         -------------
        Total current liabilities                              100,251,344            61,421,584

Senior discount notes                                          215,937,323           209,279,908
2001 senior notes                                              250,000,000                    --
Senior secured credit facility                                 203,000,000                    --
EDC credit facility                                                     --            54,524,224
Deferred tax liability, net                                    217,943,034                    --
Capital lease obligations, noncurrent                            1,028,972             1,038,614
Other noncurrent liabilities                                     1,741,121               735,593
                                                            --------------         -------------
        Total liabilities                                      989,901,794           326,999,923
                                                            --------------         -------------
Commitments and contingencies                                           --                    --

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued                                       --                    --
    Common stock, $.01 par value; 290,000,000 shares
     authorized, 92,009,856 and 61,359,856 issued and
     outstanding, respectively                                     920,098               613,598
    Additional paid-in capital                                 791,007,761           245,845,086
    Accumulated deficit                                       (141,379,879)         (113,947,781)
    Accumulated other comprehensive income, net of tax              15,084                    --
    Unearned compensation                                         (929,693)           (1,112,813)
                                                            --------------         -------------
        Total stockholders' equity                             649,633,371           131,398,090
                                                            --------------         -------------
        Total liabilities and stockholders' equity          $1,639,535,165         $ 458,398,013
                                                            ==============         =============


               The accompanying notes are an integral part of the consolidated financial statements.



                             ALAMOSA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                Three months  ended March 31,
                                                                        ---------------------------------------------
                                                                             2001                            2000
                                                                        ------------                      -----------
Revenues:
    Subscriber revenues                                                 $ 30,508,098                     $  7,780,256
    Roaming and travel revenues                                           11,411,125                        2,516,486
                                                                        ------------                     ------------
        Total service revenues                                            41,919,223                       10,296,742
    Product sales                                                          3,914,866                        1,583,358
                                                                        ------------                     ------------
        Total revenue                                                     45,834,089                       11,880,100
                                                                        ------------                     ------------
Costs and expenses:
    Cost of service and operations
     (including $0 and $455,736 of non-cash
      compensation, respectively)                                         32,268,705                        7,857,593
    Cost of product sold                                                   8,032,996                        3,327,508
    Selling and marketing                                                 18,482,336                        6,650,644
    General and administrative expenses
     (including $183,120 and $3,516,894
      of non-cash compensation, respectively)                              3,906,340                        4,901,658
    Depreciation and amortization                                         11,935,625                        2,256,947
                                                                        ------------                     ------------
        Total costs and expenses                                          74,626,002                       24,994,350
                                                                        ------------                     ------------
        Loss from operations                                             (28,791,913)                     (13,114,250)
    Interest and other income                                              5,720,933                        2,314,485
    Interest expense                                                     (14,715,954)                      (4,780,109)
                                                                        ------------                     ------------
        Net loss before income tax benefit and extraordinary item        (37,786,934)                     (15,579,874)

    Income tax benefit                                                    13,858,115                               --
                                                                        ------------                     ------------
        Net loss before extraordinary item                               (23,928,819)                     (15,579,874)

    Loss on debt extinguishment, net of tax benefit of $1,968,885         (3,503,279)                              --
                                                                        ------------                     ------------
        Net loss                                                        $(27,432,098)                    $(15,579,874)
                                                                        ============                     ============
Basic and diluted net loss per common share before extraordinary item   $      (0.33)                    $      (0.27)
                                                                        ============                     ============

Basic and diluted net loss per common share on debt extinguishment      $       (.05)                    $         --
                                                                        ============                     ============

Basic and diluted net loss per common share                             $      (0.38)                    $      (0.27)
                                                                        ============                     ============

Basic and diluted weighted average common shares:                         71,598,745                       56,698,911
                                                                        ============                     ============

                    The accompanying notes are an integral part of the consolidated financial statements.


                             ALAMOSA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                      Three months ended March 31,
                                                               ----------------------------------------------
                                                                     2001                            2000
                                                               ---------------                 --------------
Cash flows from operating activities:
Net loss                                                       $ (27,432,098)                $ (15,579,874)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Income tax benefit                                           (15,827,000)                           --
    Non-cash compensation expense                                    183,120                     3,972,630
    Depreciation and amortization                                  7,298,625                     2,256,947
    Amortization of goodwill                                       4,637,000                            --
    Bad debt expense                                                 200,280                       194,722
    Amortization of debt issuance costs                              338,770                       283,312
    Deferred interest expense                                      6,657,415                     4,248,576
    Loss on debt extinguishment                                    5,472,164                            --
    Loss from disposition of interest rate cap agreements                 --                       266,178
   (Increase) decrease in asset accounts, net of effects from acquisitions:
      Accounts receivable                                         (4,689,653)                      591,699
      Inventory                                                    1,609,566                     2,970,533
      Prepaid expenses and other assets                            2,047,395                        66,650
    Increase (decrease) in liability accounts, net of effects
      from acquisitions:
      Accounts payable and accrued expenses                       (5,272,643)                    1,632,950
                                                               -------------                 -------------
      Net cash (used in) provided by operating activities        (24,777,059)                      904,323

 Cash flows from investing activities:
    Additions to property and equipment                          (34,408,000)                  (10,648,505)
    Repayment of notes receivable                                 11,859,795                            --
    Cash paid for business acquisitions                          (37,617,394)                           --
    Purchase of short term investments                           (32,300,000)                  (15,063,018)
                                                               -------------                 -------------
      Net cash used in investing activities                      (92,465,599)                  (25,711,523)
                                                               -------------                 -------------

Cash flows from financing activities:
    Equity offering proceeds                                              --                   208,589,367
    Equity offering costs                                                 --                   (13,598,942)
    Issuance of 2000 senior discount notes                                --                   187,096,000
    Issuance of 2001 senior notes                                242,500,000                            --
    Issuance of senior secured credit facility                   203,000,000                            --
    Repayment of debt assumed through acquisitions              (169,059,698)                           --
    Debt issuance costs                                          (12,803,349)                  (10,677,511)
    Stock options exercised                                               --                       619,199
    Proceeds from issuance of long-term debt                              --                     7,758,175
    Repayments of long-term debt                                 (54,524,224)                  (76,239,373)
    Change in restricted cash                                    (70,585,203)                     (481,983)
    Payments on capital leases                                        (8,446)                       (5,253)
    Interest rate cap premiums                                            --                       (27,400)
                                                               -------------                 -------------
      Net cash provided by financing activities                  138,519,080                   303,032,279
                                                               -------------                 -------------
Net increase in cash and cash equivalents                         21,276,422                   278,225,079

Cash and cash equivalents at beginning of period                 141,768,167                     5,655,711
                                                               -------------                 -------------
Cash and cash equivalents at end of period                     $ 163,044,589                 $ 283,880,790
                                                               =============                 =============


                 The accompanying notes are an integral part of the consolidated financial statements.



                             ALAMOSA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited consolidated balance sheet as of March 31, 2001, the unaudited consolidated statements of operations and of cash flows for the three months ended March 31, 2001 and 2000, and related footnotes, have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. The financial information presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

2.       ORGANIZATION AND BUSINESS OPERATIONS

         Alamosa Holdings, Inc. ("Superholdings") was formed in July 2000. Superholdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States. Alamosa (Delaware), Inc., a subsidiary of Superholdings, was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware), Inc. ("Alamosa (Delaware"), completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS LLC's ("Alamosa") membership interests, and Alamosa became wholly owned by Alamosa (Delaware). These financial statements are presented as if the reorganization had occurred as of the beginning of the periods presented. Superholdings and its subsidiaries are collectively referred to in these financial statements as the "Company".

         On December 14, 2000, Alamosa (Delaware) formed a new holding company pursuant to Section 251(g) of the Delaware General Corporation Law. In that transaction, each share of Alamosa (Delaware) was converted into one share of the new holding company, and the former public company, which was renamed "Alamosa (Delaware), Inc." became a wholly owned subsidiary of the new holding company, which was renamed "Alamosa PCS Holdings, Inc."

         On February 14, 2001, Superholdings became the new public holding company of Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings") and its subsidiaries pursuant to a reorganization transaction in which a wholly owned subsidiary of Superholdings was merged with and into Alamosa PCS Holdings. As a result of this reorganization, Alamosa PCS Holdings became a wholly owned subsidiary of Superholdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Superholdings common stock. Superholdings' common stock is quoted on The Nasdaq National Market under the same symbol previously used by Alamosa PCS Holdings, "APCS."

         On February 14, 2001, the Company completed its acquisition of Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW"). Roberts' service area, which includes 2.5 million people, includes the market areas surrounding Kansas City, the world headquarters of Sprint PCS, and St. Louis, including the Interstate 70 corridor connecting the two cities. WOW's service area, which includes 1.5 million people, includes the market areas of Ellenburg, Yakima and Kennewick, Washington and key travel corridors within Washington and Oregon.

         On March 30, 2001, the Company completed its acquisition of Southwest PCS Holdings, Inc. ("Southwest"). Southwest's service area, which includes 2.8 million people, includes market areas in Texas, Oklahoma and Arkansas, encompassing over 2,100 highway miles.

         In 1998, Alamosa was formed and subsequently entered into affiliation agreements with Sprint and Sprint PCS, the PCS Group of Sprint Corporation. The four major affiliation agreements with Sprint and Sprint PCS are a management agreement, a services agreement, and two trademark and service mark license agreements with different Sprint entities. These affiliation agreements provided the Company with the exclusive right to build, own and manage a wireless mobility communications services network in markets with over 5.2 million residents located in Texas, New Mexico, Arizona and Colorado under the Sprint PCS brand. The Company amended the affiliation agreements with Sprint PCS to expand its territories so that as of March 31, 2001 it included 9.2 million covered residents.

         The Company entered into one set of these agreements with Sprint and Sprint PCS for its territories in the Southwestern part of the United States and another set of these agreements for its territories in Wisconsin. Roberts entered into a set of these agreements for its territories in Illinois, Kansas and Missouri, which the Company has assumed pursuant to its acquisition of Roberts. WOW entered into a set of these agreements for its territories in Washington and Oregon, which the Company has assumed pursuant to its acquisition of WOW. Southwest entered into a set of these agreements for its territories in Texas, Oklahoma and Arkansas, which the Company has assumed pursuant to its acquisition of Southwest.

         The Company is required to build out the wireless network according to Sprint PCS specifications. If the Company does not meet the build-out schedules as specified in the Sprint management agreements, the Company could be in breach of its agreements with Sprint and subject to penalties. The affiliation agreements are in effect for a term of 20 years with three 10-year renewal options unless terminated by either party under provisions outlined in the affiliation agreements. The affiliation agreements include indemnification clauses between the Company and Sprint PCS to indemnify each other against claims arising from violations of laws or the affiliation agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

3.       NOTES RECEIVABLE

         ROBERTS - On July 31, 2000, Superholdings' subsidiary, Alamosa Operations, Inc. ("Operations") entered into a loan agreement with Roberts whereby Operations agreed to lend up to $26.6 million to be used only for the purpose of funding Roberts' working capital needs from July 31, 2000 through the completion of the Roberts merger, as described in Note 4. Also on July 31, 2000, Operations entered into a loan agreement with the owners of Roberts for $15 million, which was fully repaid at February 14, 2001, when the merger closed. At the completion of the Roberts acquisition, the Roberts promissory note was transferred to Alamosa (Delaware) and contributed as equity to its wholly owned subsidiary, Alamosa Holdings, LLC.

         WOW - Also, on July 31, 2000, WOW and Operations entered into a loan agreement whereby Operations agreed to lend up to $11 million to WOW to be used only for the purposes of (a) satisfying certain capital contribution requirements under WOW's operating agreement, and (b) funding WOW's working capital needs from July 31, 2000 through the completion of the WOW merger. At the completion of the WOW acquisition, the WOW promissory note of approximately $10 million was transferred to Alamosa (Delaware) and contributed as equity to its wholly owned subsidiary, Alamosa Holdings, LLC.

4. MERGERS WITH ROBERTS WIRELESS COMMUNICATIONS, L.L.C., WASHINGTON OREGON WIRELESS, LLC, AND SOUTHWEST PCS HOLDINGS, INC.

         As of the end of the first quarter of 2001, Superholdings completed the acquisitions of three Sprint PCS network partners. On February 14, 2001, Superholdings completed its acquisition of Roberts and WOW. In connection with the Roberts and WOW acquisitions, Superholdings entered into a new senior secured credit facility for up to $280 million. On March 30, 2001, Superholdings completed its acquisition of Southwest. In connection with the Southwest acquisition, Superholdings increased the senior secured credit facility from $280 million to $333 million. Each of these transactions was accounted for under the purchase method of accounting.

         The merger consideration in the Roberts acquisition consisted of 13.5 million common shares of Superholdings and approximately $4.0 million in cash. Superholdings also assumed the net debt of Roberts in the transaction, which amounted to approximately $57 million as of February 14, 2001.

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The merger consideration in the WOW acquisition consisted of 6.05 million common shares of Superholdings and approximately $12.5 million in cash. Superholdings also assumed the net debt of WOW in the transaction, which amounted to approximately $31 million as of February 14, 2001.

         The merger consideration in the Southwest acquisition consisted of 11.1 million common shares of Superholdings and approximately $5 million in cash. Superholdings also assumed the net debt of Southwest in the transaction, which amounted to approximately $81 million as of March 30, 2001.

         The Company is in the process of obtaining valuations to definitively allocate the purchase price. The acquisition activity is summarized as follows:


                                                              Total
                                                         --------------


            Net cash paid                                  21,500,000
            Stock issued                                  545,041,000
            Costs associated with acquisitions             17,968,490
            Liabilities assumed                           248,243,643
                                                        -------------
            NBV of assets acquired, including
             intangibles                                $ 832,753,133
                                                        =============

         As a result of the acquisitions, the Company recorded goodwill and intangibles of $919,624,707 which will be amortized over 18 years, which approximates the remaining life of the initial term of the assumed Sprint PCS contracts.

         The unaudited pro forma condensed consolidated statements of income for the three months ended March 31, 2001 and 2000 set forth below, present the results of operations as if the acquisitions had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                                  Three months ended March 31,
                                                 ------------------------------
                                                     2001             2000
                                                 -------------    -------------
         Total revenues                          $  64,756,953    $  17,289,440
         Net loss before income tax benefit
           and extraordinary item                  (51,195,411)     (28,289,280
         Income tax benefit                         13,858,115               --
         Net loss before extraordinary item        (37,337,296)     (28,289,280)
         Loss on debt extinguishment, net of tax
           benefit of $1,968,885                    (3,503,279)              --
         Net loss                                  (40,840,575)     (28,289,280)
         Basic and diluted net loss per share
           before extraordinary item                     (0.41)           (0.32)
         Basic and diluted net loss per share
                                                         (0.44)           (0.32)


5.       ACCUMULATED DEPRECIATION AND AMORTIZATION

         Property and equipment are stated net of accumulated depreciation of $22.8 million and $15.6 million at March 31, 2001 and December 31, 2000, respectively. Additionally, goodwill and other intangibles are stated net of accumulated amortization of $4.6 million and $0 at March 31, 2001 and December 31, 2000, respectively.

6.       LONG-TERM DEBT

         Long-term debt consists of the following:



                                           March 31, 2001    December 31, 2000
                                           ---------------   -----------------
           Senior discount notes           $ 215,937,323      $ 209,279,908

           2001 senior notes                 250,000,000                 --
           Senior secured credit facility    203,000,000                 --
           EDC credit facility                        --         54,524,224
                                           -------------     --------------

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


           Total debt
                                             668,937,323        263,804,132
           Less current maturities                    --                 --
                                           -------------      -------------
           Long-term debt, excluding
             current maturities            $ 668,937,323      $ 263,804,132
                                           =============      =============


         NORTEL/EDC CREDIT FACILITY

         On February 14, 2001, the outstanding balance of $54,524,224 was paid in full plus accrued interest in the amount of $884,043 with proceeds from the Senior Secured Credit Facility. As a result, $5,472,164 of unamortized issuance costs were written off and classified as an extraordinary item. The Company was refunded $1,377,049 of these costs as a result of the early extinguishment.

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

         Approximately $59.0 million of the proceeds of the 2001 Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 2001 Senior Notes and the 2000 Senior Discount Notes, and the balance will be used for general corporate purposes of Alamosa (Delaware), including, accelerating coverage within the existing territories of Alamosa (Delaware); the build-out of additional areas within its existing territories; expanding its existing territories; and pursuing additional telecommunications business opportunities or acquiring other telecommunications businesses or assets.

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

         SECURITY AGREEMENT - Concurrently with the closing of the 2001 Senior Notes, Alamosa (Delaware) deposited $59.0 million with the collateral agent, to secure on a pro rata basis the payment obligations of Alamosa (Delaware) under the 2001 Senior Notes and the 2000 Senior Discount Notes. The amount deposited in the security account, together with the proceeds from the investment thereof, will be sufficient to pay, when due, the first four interest payments on the 2001 Senior Notes. Funds will be released from the security account to make interest payments on the 2001 Senior Notes or the 2000 Senior Discount Notes as they become due, so long as there does not exist an event of default with respect to the 2001 Senior Notes or the 2000 Senior Discount Notes.

         OPTIONAL REDEMPTION - During the first thirty six (36) months after the 2001 Notes Offering, Alamosa (Delaware) may use net proceeds of an equity offering to redeem up to 35% of the accreted value of the 2001 Senior Notes at a redemption price of 112.5%.

         CHANGE OF CONTROL - Upon a change of control as defined by the 2001 Notes Offering, Alamosa (Delaware) will be required to make an offer to purchase the 2001 Senior Notes at a price equal to 101% of the principal amount together with accrued and unpaid interest.

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

         The 2001 Senior Notes have cross default provisions whereby an event of default, that results in acceleration of the maturity on other indebtedness of Alamosa (Delaware), triggers a default on the 2000 Senior Discount Notes and the 2001 Senior Notes.

         REGISTRATION RIGHTS - In connection with the 2001 Notes Offering, Alamosa (Delaware) entered into a registration rights agreement, where Alamosa (Delaware) and the guarantors of the 2001 Senior Notes agreed,
         (i) to file a registration statement within 90 days of the closing of the 2001 Notes Offering which, when effective, will enable holders of the 2001 Senior Notes to exchange the privately placed 2001 Senior Notes for publicly registered notes. The publicly registered notes will have terms substantially identical to those of the privately placed notes, except that the new notes will be freely transferable; and (ii) to use reasonable best efforts to cause the registration statement to become effective under the Securities Act of 1933 within 180 days after the closing of the 2001 Notes Offering.

         SENIOR SECURED CREDIT FACILITY

         On February 14, 2001, Superholdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower; entered into a $280.0 million Senior Secured Credit Facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions. On March 30, 2001, this credit facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. At that time, all covenants were amended to reflect this increase and the inclusion of Southwest.

         The following is a summary of the principal terms of the Senior Secured Credit Facility.

         The Senior Secured Credit Facility consists of:

         o a 7-year senior secured 12-month delayed draw term loan facility in an aggregate principal amount of up to $293.0 million; and

         o a 7-year senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million, part of which will be available in the form of letters of credit.

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

         The interest rate on the outstanding loans is 9.4375%. Alamosa Holdings, LLC is also required to pay quarterly, in arrears, a commitment fee on the unfunded portion of the commitment of each lender. The commitment fee accrues at a rate per annum equal to (i) 1.50% on each day when the utilization (determined by dividing the total amount of loans plus outstanding letters of credit under the Senior Secured Credit Facility by the total commitment amount under the Senior Secured Credit Facility) of the Senior Secured Credit Facility is

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         less than or equal to 33.33%, (ii) 1.25% on each day when utilization is greater than 33.33% but less than or equal to 66.66% and (iii) 1.00% on each day when utilization is greater than 66.66%.

         Alamosa Holdings, LLC is also required to pay a separate annual administration fee and a fee on the aggregate face amount of outstanding letters of credit, if any, under the new revolving credit facility.

         As of March 31, 2001, Alamosa Holdings, LLC borrowed $203.0 million under the new term loan facility while an additional $130.0 million in term debt will be available for multiple drawings in amounts to be agreed for a period of 12 months thereafter. Any amount outstanding at the end of the 12-month period will amortize quarterly in amounts to be agreed upon beginning May 14, 2004. The new revolving credit facility of $40.0 million will be available for multiple drawings prior to its final maturity, provided that no amounts under the new revolving credit facility will be available until all amounts under the new term facility have been fully drawn. All advances under the Senior Secured Credit Facility are subject to usual and customary conditions, including actual and pro forma covenant compliance and the requirement that the ratio of senior debt to net property, plant and equipment for the most recent fiscal quarter will not exceed 1:1.

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

         All obligations of Alamosa Holdings, LLC under the Senior Secured Credit Facility are unconditionally guaranteed on a senior basis by Superholdings, Alamosa PCS Holdings, Alamosa (Delaware) and, subject to certain exceptions, by each current and future direct and indirect subsidiary of Alamosa (Delaware), including Alamosa PCS, Inc., Roberts, WOW and Southwest.

         The Senior Secured Credit Facility is secured by a first priority pledge of all of the capital stock of Alamosa Holdings, LLC and subject to certain exceptions, each current and future direct and indirect subsidiary of Alamosa (Delaware), as well as a first priority security interest in substantially all of the assets (including all of the Sprint affiliation agreements with Alamosa PCS Holdings, Roberts, WOW and Southwest) of Alamosa (Delaware) and, subject to certain exceptions, each current and future direct and indirect subsidiary of Alamosa (Delaware).

         The Senior Secured Credit Facility contains customary events of default, including, but not limited to:

         o the non-payment of the principal, interest and other obligations under the Senior Secured Credit Facility;

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

         o the occurrence of a termination event under the management, licenses and other agreements between any of Alamosa (Delaware), WOW, Roberts and Southwest and their subsidiaries and Sprint PCS or a breach or

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

             default under the consent and agreement entered into between Citicorp USA, Inc., as administrative agent for the lenders, and Sprint PCS;


         o loss of rights to benefit of or the occurrence of any default under other material agreements that could reasonably be expected to result in a material adverse effect on Alamosa Holdings, LLC;

         o   the occurrence of a change of control;

         o any termination, revocation or non-renewal by the FCC of one or more material licenses; and

         o the failure by the Company to make a payment, if that could reasonably be expected to result in the loss, termination, revocation, non-renewal or material impairment of any material licenses or otherwise result in a material adverse affect on Alamosa Holdings, LLC.

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

         The Company is also subject to the following financial covenants, which will apply until June 30, 2002:

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

         Unless waived by the Senior Secured Credit Facility lenders, the failure of Superholdings, Alamosa Holdings, LLC and their subsidiaries to satisfy or comply with any of the financial or other covenants, or the occurrence of an event of default under the Senior Secured Credit Facility, will entitle the lenders to declare the outstanding

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         borrowings under the Senior Secured Credit Facility immediately due and payable and exercise all or any of their other rights and remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on Superholdings, Alamosa (Delaware), Alamosa PCS Holdings, Alamosa Holdings, LLC and their subsidiaries.

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


DEBT COVENANT WAIVER

         As of March 31, 2001, the Company did not meet the maximum negative EBITDA covenant requirement under the Senior Secured Credit Facility, which had an outstanding balance of $203 million. During the quarter ended March 31, 2001, the Company reported an EBITDA loss of $16.7 million which exceeded the maximum negative EBITDA covenant by $7.0 million.

         On May 8, 2001, the Company obtained a permanent waiver of the covenant as of March 31, 2001 from the lending institutions of the Senior Secured Credit Facility. Management of the Company believes that the maximum negative EBITDA covenant will be met in periods subsequent to March 31, 2001.

         CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE SENIOR SECURED CREDIT FACILITY

         Sprint PCS entered into a consent and agreement with Citicorp, that modifies Sprint PCS's rights and remedies under the Company's affiliation agreements with Sprint PCS, for the benefit of Citicorp and the holders of the Senior Secured Credit Facility and any refinancing thereof. The consent and agreement with Citicorp generally provide, among other things, Sprint PCS's consent to the pledge of substantially all of the Company's assets, including its rights in the affiliation agreements with Sprint PCS, and that the affiliation agreements with Sprint PCS generally may not be terminated by Sprint PCS until the Senior Secured Credit Facility is satisfied in full pursuant to the terms of the consent and agreement.

         Subject to the requirements of applicable law, so long as the Senior Secured Credit Facility remains outstanding, Sprint PCS has the right to purchase the Company's operating assets or the partnership interests, membership interests or other equity interests of the Company's operating subsidiaries, upon its receipt of notice of an acceleration of the Senior Secured Credit Facility, under certain terms.

         If Sprint PCS does not purchase the Company's operating assets or the partnership interests, membership interests or other equity interests of the Company's operating subsidiaries after an acceleration of the obligations under the Senior Secured Credit Facility, then the administrative agent may sell the operating assets or the partnership interests, membership interests or other equity interests of the Company's operating subsidiaries.

7.       INCOME TAXES

         The income tax expense adjustment of $13,858,115 represents the reversal of the deferred tax asset valuation allowance and the resulting recognition of its deductible net operating loss carry forwards. These adjustments were based on an assessment of the combined past and expected future taxable income of the Company and expected reversals of the temporary differences from the Roberts, WOW and Southwest mergers.

8.       HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities". The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. As a result of SFAS No. 133, the Company recorded approximately $24,000 in "other noncurrent assets" representing the fair market value of the interest rate hedge that will expire April 17, 2004. In addition, the Company recognized $15,084 net of tax effect, in other comprehensive income, which appears as a separate component of Stockholder's Equity as "Accumulated other comprehensive income".

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 31, 1997.



                                              Three months ended March 31,
                                           ----------------------------------
                                                2001                2000
                                           -------------        -------------
         Net loss                          $ (27,432,098)       $ (15,579,874)
         Change in fair value of
           derivatives (net of tax
           effect of $8,477)                      15,084                   --
                                           -------------        -------------
         Comprehensive loss                $ (27,417,014)       $ (15,579,874)
                                           =============        =============





9.       SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOW

         Accounts payable at March 31, 2001 and 2000 include $29,744,559 and $7,430,587, respectively, of property and equipment additions. Additions to property and equipment of $34,408,000 in the consolidated statements of cash flows for the three months ended March 31, 2001 include payments of accounts payable outstanding at December 31, 2000.

10.      LONG-TERM INCENTIVE PLAN

         A vote of shareholders on February 14, 2001 increased the number of shares of the Company's common stock reserved for issuance under the long-term incentive plan by 6,000,000 shares, from 7,000,000 shares to 13,000,000 shares.

11.      SUBSEQUENT EVENTS

         On May 9, 2001, Alamosa (Delaware) filed a registration statement on Form S-4 with the Securities and Exchange Commission. This filing offers the holders of the 2001 Senior Notes, as described in Note 6, the right to exchange the outstanding notes for registered notes which have substantially the same terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to various risks and uncertainties and are made pursuant to the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995. These statements are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management.

         A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: the Company's dependence on its affiliation with Sprint PCS; shifts in populations or network focus; changes or advances in technology; changes in Sprint's national service plans or fee structure with us; change in population; difficulties in network construction; increased competition in our markets; failure to consummate anticipated acquisitions or financings; and adverse changes in financial position, condition or results of operations. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company's forward-looking statements, please refer to the Company's filings with the Securities and Exchange Commission, especially in the "risk factors" sections of the Company's Prospectuses filed on February 4, 2000, "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Form 10-K for the year ended December 31, 2000 and the "risk factors" sections of the Company's subsequent filings with the Securities and Exchange Commission.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company does not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

         OVERVIEW

         Since our inception, we have incurred substantial costs to negotiate our contracts with Sprint PCS and our debt financing, to raise funds in the public market, to engineer our wireless system, to develop our business infrastructure and distribution channels and to build-out our portion of the Sprint PCS network. As of March 31, 2001, our accumulated deficit was $141.4 million. Through March 31, 2001, we incurred $279.9 million of capital expenditures and construction in progress related to the build-out of our portion of the Sprint PCS network. While we anticipate operating losses to continue, we expect revenue to continue to increase substantially as the base of Sprint PCS subscribers located in our territories increases.

         On July 17, 1998, we entered into our affiliation agreements with Sprint PCS. We subsequently amended our affiliation agreements with Sprint PCS to expand our territories so that as of March 31, 2001 it included approximately 9.2 million covered residents, including the acquisitions of Roberts, WOW and Southwest.

         As a Sprint PCS affiliate, we have the exclusive right to provide wireless mobility communications network services under the Sprint and Sprint PCS brand names in our territories. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our territories. We market wireless products and services in our territories under the Sprint and Sprint PCS brand names. We offer national plans designed by Sprint PCS and intend to offer specialized local plans tailored to our market demographics. Our portion of the Sprint PCS network is designed to offer a seamless connection with Sprint PCS's 100% digital wireless network. We market wireless products and services through a number of distribution outlets located in our territories, including our own Sprint PCS stores, major national distributors and third party local representatives.

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

         As part of our affiliation agreements with Sprint PCS, we have the option of contracting with Sprint PCS to provide back office services such as customer activation, handset logistics, billing, customer service and network monitoring services. We have elected to delegate the performance of these services to Sprint PCS to take advantage of Sprint PCS's economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily calculated on a per subscriber and per transaction basis and is recorded as an operating expense.

         As of the end of the first quarter of 2001, we completed the acquisitions of three Sprint PCS network partners. On February 14, 2001, we completed our acquisition of Roberts and WOW. In connection with the Roberts and WOW acquisitions, we entered into a new senior secured credit facility for up to $280 million. On March 30, 2001, we completed our acquisition of Southwest. In connection with the Southwest acquisition, we increased the senior secured credit facility from $280 million to $333 million. Each of these transactions was accounted for under the purchase method of accounting.

         Roberts' service area, which includes 2.5 million people, includes the market areas surrounding Kansas City, the world headquarters of Sprint PCS, and St. Louis, including the Interstate 70 corridor connecting the two cities. At March 31, 2001, Roberts' network covered approximately
         1.7 million people. The merger consideration in the Roberts acquisition consisted of 13.5 million shares of our common stock and approximately $4.0 million in cash.

         WOW's service area, which includes 1.5 million people, includes the market areas of Ellenburg, Yakima and Kennewick, Washington and key travel corridors within Washington and Oregon. At March 31, 2001, WOW's network covered approximately 0.9 million people. The merger consideration in the WOW acquisition consisted of 6.05 million shares of our common stock and approximately $12.5 million in cash.

         Southwest's service area, which includes 2.8 million people, includes the market areas in Texas, Oklahoma and Arkansas, encompassing over 2,100 heavily traveled highway miles. At March 31, 2001, Southwest had launched service in 18 markets covering approximately 1.5 million people. The merger consideration in the Southwest acquisition consisted of 11.1 million shares of our common stock and approximately $5 million in cash.

         On February 14, 2001, as part of the reorganization transaction in which we acquired Roberts and WOW, Alamosa Sub I, Inc., our wholly owned subsidiary, merged with Alamosa PCS Holdings, with Alamosa PCS Holdings surviving the merger and Alamosa PCS Holdings became our wholly owned subsidiary. Each share of Alamosa PCS Holdings common stock issued and outstanding immediately prior to the merger was converted into the right to receive one share of our common stock.

         We launched Sprint PCS service in our first market, Laredo, Texas, in June 1999, and have since commenced service in 21 additional markets through March 31, 2001 in our original territory. Including acquisitions, we had a total of 62 markets in service at March 31, 2001. At March 31, 2001 our systems, including acquisitions, covered approximately 9.2 million residents out of approximately 15.6 million total residents in those markets. The number of residents covered by our systems does not represent the number of Sprint PCS subscribers that we expect to be based in our territories. As of March 31, 2001, 261,345 Sprint PCS subscribers were based in our territories.

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

         o   competitive pricing pressures; and

         o   aggressive marketing and promotions.

                             RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31,
2000

         NET LOSS. Our net loss for the quarter ended March 31, 2001 was $27,432,098 as compared to a net loss of $15,579,874 for the quarter ended March 31, 2000. These losses were comprised of the continued incurrence of start-up expenses relative to the preparation of markets for commercial launch and the operation of markets launched during 2000.

         SERVICE REVENUES. Service revenues are comprised of subscriber revenue, Sprint PCS roaming revenue, non-Sprint PCS roaming revenue and long distance revenue, all of which initially began accruing to us at or near our first initial commercial launch in June 1999. Subscriber revenue consists of payments received from Sprint PCS subscribers based in our territories for monthly Sprint PCS service in our territories under a variety of service plans. These plans generally reflect the terms of national plans offered by Sprint PCS. We receive Sprint PCS roaming revenue at a per minute rate (which was 20 cents per minute for travel and 6 cents per minute for long distance in the first quarter of 2001 and 2000) from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territories use our portion of the Sprint PCS network. Service revenues were $41,919,223 for the quarter ended March 31, 2001, and $10,296,742 for the quarter ended March 31, 2000. This increase is due to the growth in our subscribers and subscribers acquired on February 14, 2001 upon closing the mergers of Roberts and WOW totaling approximately 40,000 subscribers.

         Non-Sprint PCS roaming revenue primarily consists of fees collected from Sprint PCS customers based in our territories when they roam on non-Sprint PCS networks. These fees are based on rates specified in the customers' contracts. However, it is possible that in some cases these fees may be less than the amount we must pay to other wireless service providers that provide service to Sprint PCS customers based in our territories. Non-Sprint PCS roaming revenue also includes payments from wireless service providers, other than Sprint PCS, when those providers' customers roam on our portion of the Sprint PCS network. Our average monthly revenue per user ("ARPU") for Sprint PCS customers in our territories, including long distance and roaming revenue, was approximately $82 for the quarter ended March 31, 2001 and was approximately $84 for the quarter ended March 31, 2000. Without roaming, our ARPU was $60 and $63 for the quarters ended March 31, 2001 and 2000, respectively.

         PRODUCT SALES. 100% of the revenue from the sale of handsets and accessories through our retail stores and local indirect distributors are recorded, net of an allowance for returns, as product sales. The amount recorded for the quarter ended March 31, 2001 totaled $3,914,866 as compared to $1,583,358 for the quarter ended March 31, 2000. Sprint PCS's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

         COST OF SERVICE AND OPERATIONS. Expenses totaling $32,268,705 for the quarter ended March 31, 2001 and $7,857,593 for the quarter ended March 31, 2000 related to providing wireless services to customers and are included in cost of services and operations. Among these costs are the cost of operations for our network, (such as fees related to data transfer via T-1 and other transport lines and inter-connection fees), Sprint PCS and, non-Sprint PCS roaming fees, long distance, the affiliation fee paid to Sprint PCS of 8% of collected service revenues and customer care, billing and service fees paid to Sprint PCS. Also included is non-cash compensation expense related to the Company's stock option plans of $455,736 for the quarter ended March 31, 2000. We pay Sprint PCS roaming fees when Sprint PCS subscribers based in our territories use the Sprint PCS network outside of our territories (which was 20 cents per minute for travel and 6 cents per minute for long distance in the first quarter of 2001 and 2000). Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. Sprint and the Company recently agreed in principle to change the reciprocal roaming rate which has been 20 cents to 15 cents effective June 1, 2001, 12 cents effective October 1, 2001, and 10 cents effective January 1, 2002 and thereafter. We pay non-Sprint PCS roaming fees to other wireless service providers when Sprint PCS customers based in our territories use their network.

         COST OF PRODUCTS SOLD. The cost of products sold through our retail and local indirect stores totaled $8,032,996 for the quarter ended March 31, 2001 as compared to $3,327,508 for the quarter ended March 31, 2000. The increase was due to growth in our subscribers between March 31, 2000 and March 31, 2001. These amounts include the cost of accessories and the cost of handsets sold through our retail stores including sales to local indirects. We expect the cost of handsets to exceed the retail sales price because we subsidize the price of handsets for competitive reasons. The handset subsidy included in cost of products sold through our retail stores totaled $4,862,615 for the quarter ended March 31, 2001 and $1,715,316 for the quarter ended March 31, 2000.

         SELLING AND MARKETING. Selling and marketing expenses totaled $18,482,336 for the quarter ended March 31, 2001 and $6,650,644 for the quarter ended March 31, 2000. Selling and marketing expenses include advertising expenses, promotion costs, sales commissions and expenses related to our distribution channels and handset subsidy paid to Sprint PCS for customers based in our territories that purchase handsets through Sprint PCS or its national retailers. The amount of handset subsidy from channels other than our retails stores and local indirects included in selling and marketing totaled $1,690,200 and $1,144,436 for the quarter ended March 2001 and 2000, respectively.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include corporate costs and expenses such as administration, human resources and accounting and finance. For the quarter ended March 31, 2001 and 2000 general and administrative expenses totaled $3,906,340 and $4,901,658, respectively. Also included in general and administrative expenses is non-cash compensation expense related to the Company's stock option plans of $183,120 and $3,516,894 for the quarters ended March 31, 2001 and 2000, respectively. The increase of $2,338,456 from the first quarter of 2000 to the first quarter of 2001, when non-cash compensation is excluded is due to increases in personnel and administrative expenses due to the growth in the Company from March 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended March 31, 2001 totaled $11,935,625 as compared to $2,256,947 for the quarter ended March 31, 2000. Included in depreciation and amortization for the quarter ended March 31, 2001 was $4,637,000 of amortization of Goodwill that resulted from the mergers with the three other Sprint affiliates as discussed in
Note 4 of the consolidated financial statements. Depreciation is calculated using the straight-line method over the useful life of the asset. We begin to depreciate the assets for each market only after we launch that market. The increase in depreciation expense is due to the significant increase in network infrastructure we built and launched since March 2000.

         INTEREST AND OTHER INCOME. Interest and other income totaled $5,720,933 for the quarter ended March 31, 2001 and $2,314,485 for the quarter ended March 31, 2000. This income generally has been generated from the investment of equity and loan proceeds held in liquid accounts waiting to be deployed.

         INTEREST EXPENSE. Interest expense totaled $14,715,954 for the quarter ended March 31, 2001 and $4,780,109 for the quarter ended March 31, 2000. During the first quarter of 2001, we issued new Senior Notes and a new credit facility for a combined total of approximately $450 million. The increase from 2000 to 2001 is due to higher average outstanding debt balances due to business acquisitions and network construction.

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

         The EDC Credit Facility was reduced by $75.0 million from the issuance of the Company's 2000 Senior Discount Notes, such that the EDC Credit Facility provided for advancing term loan facilities in the aggregate principal amount of $175.0 million. The terms and conditions of the EDC Credit Facility were substantially the same as the terms and conditions of the Nortel credit agreement before the assignment and the amendments. As of December 31, 2000, approximately $54.5 million of the $175.0 million EDC Credit Facility had been drawn. On February 14, 2001, we repaid the total amount outstanding on the facility in the amount of $54.5 million plus accrued interest of $884,043 with the proceeds from our Senior Secured Credit Facility of $333 million.

         Pursuant to the equipment agreement with Nortel, we are required to purchase a total of $167.0 million of equipment and services from Nortel. As of March 31, 2001, we had remaining commitments of $12.5 million under the Nortel equipment agreement. These purchases from Nortel were financed pursuant to the EDC Credit Facility prior to the closing of the Senior Secured Credit Facility, and, after the closing of the Senior Secured Credit Facility, have been and will be pursuant to such facility.

         On February 4, 2000, we issued $350.0 million face amount of senior discount notes (the "2000 Senior Discount Notes"). The 2000 Senior Discount Notes mature in ten years (February 15, 2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The 2000 Senior Discount Notes will accrete to their $350.0 million face amount by February 8, 2005, after which interest will be paid in cash semiannually.

         On January 31, 2001, we issued $250.0 million face amount of Senior Notes (the "2001 Senior Notes"). The 2001 Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001.

         On February 14, 2001, Superholdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower; entered into a $280.0 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions. On March 30, 2001, this credit facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. At that time, all covenants were amended to reflect this increase and the inclusion of Southwest.

         The Senior Secured Credit Facility consists of:

    o A 7-year senior secured 12 month delayed draw term loan facility in an aggregate principal amount of up to $293.0 million; and

    o A 7-year senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million, part of which will be available in the form of letters of credit.

         For a complete description of our indebtedness, please refer to Note 6 included in Item 1. FINANCIAL STATEMENTS.

         Net cash used in operating activities was $24,777,059 for the quarter ended March 31, 2001. Cash used in operating activities was attributable to operating losses and working capital needs. Net cash provided by operating activities was $904,323 for the quarter ended March 31, 2000 and was primarily attributable to a significant increase in operating revenues during the first quarter of 2000.

         Net cash used in investing activities was $92,465,599 for the quarter ended March 31, 2001, and $25,711,523 for the quarter ended March 31, 2000. In 2001, we invested $34,408,000 in our network infrastructure, $37,617,394 in the acquisitions of Roberts, WOW and Southwest, and increased our short-term liquid investments by $32,300,000. The expenditures in 2000 were related primarily to the purchase of network infrastructure needed to construct our portion of the Sprint PCS network, office equipment and telephone equipment of $10,648,505 and investment in short-term liquid investments of $15,063,018.

         Net cash provided by financing activities was $138,519,080 for the quarter ended March 31, 2001 and consisted primarily of the net proceeds from our issuance of the 2001 Senior Notes and borrowings under the Senior Secured Credit Facility, less repayment of long-term debt of $223,583,922, $169,059,698 of which was assumed through acquisitions. We also set aside $70,585,203 in restricted cash primarily for interest escrow on the 2001 Senior Notes for two years. Net cash provided by financing activities was $303,032,279 for the quarter ended March 31, 2000 consisting primarily of net proceeds from our initial public offering of approximately $194.3 million and net proceeds from our issuance of 2000 Senior Discount Notes of approximately $181 million less repayments of long-term debt of $76,239,373.

         As of March 31, 2001, our primary sources of liquidity were approximately $163 million in cash, $33.9 million in short-term investments and $130 million of unused capacity under the $333 million Senior Secured Credit Facility.

         We estimate that we will require approximately $165 million to complete the current build-out plan and fund working capital losses through the year 2001. The actual funds required to build-out our portion of the Sprint PCS network and to fund operating losses and working capital needs may vary materially from this estimate, and additional funds could be required.

         We include capital leases related to network equipment and build-out in construction in progress until service has commenced in their respective markets. Once that service has commenced, those capital leases are reclassified to property and equipment. At March 31, 2001, capital leases totaled $1,065,946 and included long-term capital lease obligations of $1,028,972. At December 31, 2000 the capital leases totaled $1,074,392 and included long-term capital lease obligations of $1,038,614.

DEBT COVENANT WAIVER

         As of March 31, 2001, we did not meet the maximum negative EBITDA covenant under our Senior Secured Credit Facility. During the quarter ended March 31, 2001, we reported an EBITDA loss of $16.7 million, which exceeded the maximum negative EBITDA covenant by $7.0 million.

         Differences in first quarter 2001 actual results versus projections on which the covenants were based are primarily attributable to negative variances from (i) higher than projected selling and marketing expenses, somewhat due to greater than expected subscriber growth, (ii) actual outbound roaming minutes used by our customers exceeding projections which resulted in higher costs, and
(iii) general and administrative costs in excess of projections, all partially offset by favorable variances in revenue due to (a) higher actual ARPU than projected, (b) more actual subscribers than projected, and (c) actual inbound roaming minutes on Alamosa's network exceeding projections resulting in additional revenue.

         On May 8, 2001, we obtained a waiver of any default or event of default arising from the failure to comply with the covenant for the fiscal quarter ended March 31, 2001 from the lending institutions under the Senior Secured Credit Facility. We believe that the maximum negative EBITDA covenant will be met in periods subsequent to March 31, 2001.

INFLATION

         Management believes that inflation has not had, and is not likely to have, a material adverse effect on our results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133 has been adopted during the first quarter.

         We do not believe that any recently issued accounting pronouncements will have any material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the quarter ended March 31, 2001, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 2000 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We and our subsidiaries are not parties to any pending legal proceedings that we believe would, if adversely determined, individually or in the aggregate have a material adverse effect on our, or our subsidiaries', financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         On January 31, 2001, Alamosa (Delaware) consummated the offering of $250 million of its 12 1/2% senior notes due 2011. The net proceeds from the sale of the Senior Notes, after issuance costs were approximately $241 million. The Senior Notes were purchased by institutional purchasers and a limited number of non-U.S. purchasers under Regulation S. These shares were issued pursuant to the exemption from registration provided by Section 4 (2) and Regulation S of the Securities Act of 1933.

         On February 14, 2001, we issued 13,500,000 shares of our common stock to the members of Roberts in connection with Superholdings' acquisition of Roberts. These shares were issued pursuant to the exemption from registration provided by section 4 (2) of the Securities Act of 1933.

         On February 14, 2001, we issued 6,050,000 shares of our common stock to the members of WOW in connection with our acquisition of WOW. These shares were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

         On March 30, 2001 we issued 11,100,000 shares of our common stock to members of Southwest in connection with our acquisition of Southwest. These shares were issued pursuant to the exemption from registration provided by
Section 4 (2) of the Securities Act of 1933.

         We commenced our initial public offering on February 3, 2000 pursuant to a Registration Statement on Form S-1, file no. 333-89995, that was declared effective on February 2, 2000. On February 8, 2000, we consummated the offering. In the offering, we registered and sold an aggregate of 12,321,100 shares of our common stock, including 1,607,100 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold was approximately $208.6 million. Our net proceeds, after accounting for approximately $13.3 million in underwriting discounts, commissions and approximately $1.0 million in expenses, were approximately $194.3 million.

         We commenced our sale of the senior discount notes on February 3, 2000 pursuant to a Registration Statement on Form S-1, file no. 333-93499, that was declared effective on February 2, 2000. On February 8, 2000, we consummated the offering. In the offering, we registered and sold $350 million aggregate principal amount at maturity of the senior discount notes at an aggregate price to the public of $187.1 million. Our net proceeds from the sale of the senior discount notes, after accounting for approximately $6.1 million in underwriting discounts and commissions and other third party expenses, were approximately $181 million.

         As of March 31, 2001, all of the net proceeds from the sales of the registered securities had been used.

         None of the net offering proceeds was, directly or indirectly, paid by us to our directors or officers (other than pursuant to ordinary compensation arrangements) or their associates, persons owning 10% or more of any class of our securities, or our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of shareholders was held on Wednesday, February 14, 2001, at which the stockholders considered and approved the following proposals:

         A proposal to adopt an agreement and plan of reorganization between Holdings and Superholdings pursuant to which:

         o   Holdings became a wholly-owned subsidiary of Superholdings; and

         o Each share of Holdings common stock was converted into one share of Superholdings common stock.

         Results:         For                Against           Abstain
                          ---                -------           -------
                          56,271,168         85,410            7,950

         A proposal to approve the issuance of shares of Superholdings common stock in connection with the acquisition by Superholdings of Roberts and WOW pursuant to which:

         o   Roberts and WOW became wholly-owned subsidiaries of Superholdings;
             and

         o The former members of Roberts and WOW received a combination of cash and Superholdings common stock in exchange for their ownership interests in Roberts and WOW.

         Results:         For                Against           Abstain
                          ---                -------           -------
                          56,273,061         83,000            8,467

         A proposal to approve an amendment to the Superholdings 1999 long-term incentive plan which:

         o Increased the number of shares of Superholdings common stock reserved for issuance under the long-term incentive plan by 6,000,000 shares, from 7,000,000 shares to 13,000,000 shares; and

         o Increased on December 31 of each year, from and including December 31, 2001, the number of shares of Superholdings common stock reserved for issuance under the long-term incentive plan by 800,000 shares or such lesser amount determined by the committee which administers the long-term incentive plan.

         Results:         For                Against           Abstain
                          ---                -------           -------
                          48,691,807         7,658,065         14,056

         A proposal to adopt the Superholdings employee stock purchase plan pursuant to which:

         o 600,000 shares of Superholdings Common Stock were initially reserved for issuance; and

         o Beginning in the year 2002 and for each fiscal year thereafter, up to an additional 200,000 shares of Superholdings Common Stock may be added to the shares initially reserved for issuance.

         Results:         For                Against           Abstain
                          ---                -------           -------
                          52,686,246         3,661,465         16,817

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     The  following exhibits are included herein:

        EXHIBIT
        NUMBER:           EXHIBIT TITLE:
        -------           --------------

        2.1               Agreement and Plan of Merger, dated as of March 9, 2001, by and among Alamosa
                          PCS Holdings, Inc., Forty Acquisition, Inc., Southwest PCS Holdings, Inc.
                          ("Southwest") and the stockholders of Southwest, filed as Exhibit 2.1 to the
                          Current Report on Form 8-K, dated April 5, 2001, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

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

        4.1               Third Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of
                          March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS
                          Properties, LLC, Southwest PCS Licenses, LLC and Wells Fargo Bank Minnesota, N.A., as
                          trustee, filed as Exhibit 4.10 to the Registration Statement on Form S-4, dated May 9, 2001
                          (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        4.2               Second Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC,
                          Southwest PCS Licenses, LLC and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.11 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of
                          Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.1              Amended and Restated Credit Agreement, dated as of March 30, 2001, by and among Alamosa Holdings,
                          LLC, Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the lenders party thereto, Citicorp USA,
                          Inc., as administrative and collateral agent, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent, Export Development Corporation and First Union Securities, Inc., as lead arrangers and Salomon Smith Barney Inc. and TD Securities (USA) Inc. as joint lead arrangers and joint book managers, for a $333,000,000 credit facility, as amended by the First Amendment and
                          Waiver dated May 8, 2001 (attached thereto), filed as Exhibit 10.23 to the Registration
                          Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc.,
                          which exhibit is incorporated herein by reference.




        10.2              Amended and Restated Security Agreement, dated as of March 30, 2001, by and among Alamosa
                          (Delaware), Inc., Alamosa Holdings, LLC, each subsidiary of Alamosa (Delaware), Inc. listed on
                          Schedule I thereto, and Citicorp USA, Inc., as collateral agent, filed as Exhibit 10.24 to the
                          Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa
                          (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.3              Amended and Restated Pledge Agreement, dated as of March 30, 2001, among Alamosa (Delaware), Inc.,
                          Alamosa Holdings, LLC, each Subsidiary of Alamosa (Delaware), Inc. listed on Schedule I thereto and
                          Citicorp USA, Inc., as collateral agent, filed as Exhibit 10.25 to the Registration Statement on
                          Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.4              Amended and Restated Consent and Agreement, dated as of March 30, 2001, by and among Sprint
                          Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Cox Communications PCS, L.P.,
                          Cox PCS License, LLC, WirelessCo, L.P., and Citicorp USA, Inc., as administrative agent, filed as
                          Exhibit 10.26 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No.
                          333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.5              Addendum VI to Sprint PCS Management Agreement (Wisconsin), dated March 30, 2001, by and between
                          Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin
                          Limited Partnership, filed as Exhibit 10.45 to the Registration Statement on Form S-4, dated
                          May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.6              Addendum VII to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between
                          Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Texas
                          Telecommunications, LP, Sprint PCS Management Agreement, filed as Exhibit 10.46 to the
                          Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa
                          (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.7              Addendum IX to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between
                          Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Roberts
                          Wireless Communications,  filed as Exhibit 1047 to the Registration Statement on Form S-4,
                          dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.8              Addendum IV to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between
                          Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Washington
                          Oregon Wireless, LLC, filed as Exhibit 10.48 to the Registration Statement on Form S-4, dated
                          May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.9              Sprint PCS Management Agreement, dated March 30, 2001, as amended by Addendum IV, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Southwest PCS, L.P., filed as Exhibit 10.49 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of
                          Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.





        10.10             Sprint PCS Services Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest
                          PCS, L.P., filed as Exhibit 10.50 to the Registration Statement on Form S-4, dated May 9, 2001
                          (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.11             Sprint Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint
                          Communications Company, L.P. and Southwest PCS, L.P., filed as Exhibit 10.51 to the
                          Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of
                          Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.12             Sprint Spectrum Trademark and Service Mark License Agreement, dated July 10, 1998, between
                          Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.52 to the Registration
                          Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572)) of Alamosa
                          (Delaware), Inc., which exhibit is incorporated herein by reference.



(b) Current Reports on Form 8-K filed during the first quarter of 2001 are as follows:

         On February 28, 2001, Alamosa Holdings, Inc. filed a Current Report stating that on February 14, 2001 it had completed the acquisitions of Roberts Wireless Communications, L.L.C., a Missouri limited liability company and Washington Oregon Wireless, LLC, an Oregon limited liability company and the related reorganization. The Current Report also stated that the Board of Directors of Alamosa Holdings, Inc. declared a dividend distribution payable February 14, 2001 of one preferred share purchase right for each outstanding share of common stock, par value $0.01 per share, of Alamosa Holdings, Inc. held of record at the close of business on February 14, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALAMOSA HOLDINGS, INC.
                                    Registrant

                                    /s/ David E. Sharbutt
                                    ---------------------------------
                                    David E. Sharbutt
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Kendall W. Cowan
                                    ---------------------------------
                                    Kendall W. Cowan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 --------------


        EXHIBIT
        NUMBER:           EXHIBIT TITLE:
        -------           --------------

        2.1               Agreement and Plan of Merger, dated as of March 9,2001, by and among Alamosa PCS Holdings, Inc.,
                          Forty Acquisition, Inc., Southwest PCS Holdings, Inc. ("Southwest") and the stockholders of
                          Southwest, filed as Exhibit 2.1 to the Current Report on Form 8-K, dated April 5, 2001, of
                          Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

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

        4.1               Third Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC, Southwest PCS
                          Licenses, LLC and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.10 to the
                          Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa
                          (Delaware), Inc., which exhibit is incorporated herein by reference.

        4.2               Second Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of March 30, 2001, among
                          SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC, Southwest PCS
                          Licenses, LLC and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.11 to the
                          Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa
                          (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.1              Amended and Restated Credit Agreement, dated as of March 30, 2001, by and among Alamosa Holdings, LLC,
                          Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the lenders party thereto, Citicorp USA, Inc., as administrative and collateral agent, Export Development Corporation, as co-documentation agent,
                          First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent, Export Development Corporation and First Union Securities, Inc., as lead arrangers and Salomon
                          Smith Barney Inc. and TD Securities (USA) Inc. as joint lead arrangers and joint book managers, for a
                          $333,000,000 credit facility, as amended by the First Amendment and Waiver dated May 8, 2001 (attached thereto), filed as Exhibit 10.23 to the Registration Statement on Form S-4, dated May 9, 2001
                          (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.2              Amended and Restated Security Agreement, dated as of March 30, 2001, by and among Alamosa (Delaware),
                          Inc., Alamosa Holdings, LLC, each subsidiary of Alamosa (Delaware), Inc. listed on Schedule I thereto, and Citicorp USA, Inc., as collateral agent, filed as Exhibit 10.24 to the Registration Statement on
                          Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.



        10.3              Amended and Restated Pledge Agreement, dated as of March 30, 2001, among Alamosa (Delaware), Inc.,
                          Alamosa Holdings, LLC, each Subsidiary of Alamosa (Delaware), Inc. listed on Schedule I thereto and
                          Citicorp USA, Inc., as collateral agent, filed as Exhibit 10.25 to the Registration Statement on
                          Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.4              Amended and Restated Consent and Agreement, dated as of March 30, 2001, by and among Sprint
                          Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Cox Communications PCS, L.P.,
                          Cox PCS License, LLC, WirelessCo, L.P., and Citicorp USA, Inc., as administrative agent, filed as
                          Exhibit 10.26 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572)
                          of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.5              Addendum VI to Sprint PCS Management Agreement (Wisconsin), dated March 30, 2001, by and between
                          Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin
                          Limited Partnership, filed as Exhibit 10.45 to the Registration Statement on Form S-4, dated May 9, 2001
                          (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.6              Addendum VII to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between Sprint
                          Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Texas Telecommunications, LP,
                          Sprint PCS Management Agreement, filed as Exhibit 10.46 to the Registration Statement on Form S-4,
                          dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.7              Addendum IX to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between Sprint
                          Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Roberts Wireless
                          Communications,  filed as Exhibit 10.47 to the Registration Statement on Form S-4, dated May 9, 2001
                          (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.8              Addendum IV to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between Sprint
                          Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Washington Oregon Wireless,
                          LLC, filed as Exhibit 10.48 to the Registration Statement on Form S-4, dated May 9, 2001
                          (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.9              Sprint PCS Management Agreement, dated March 30, 2001, as amended by Addendum IV, by and between
                          Sprint Spectrum, L.P., SprintCom, Inc. and Southwest PCS, L.P., filed as Exhibit 10.49 to the
                          Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa
                          (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.10             Sprint PCS Services Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS,
                          L.P., filed as Exhibit 10.50 to the Registration Statement on Form S-4, dated May 9, 2001
                          (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.11             Sprint Trademark and Service Mark License Agreement, dated July 10, 1998,





                          between Sprint Communications Company, L.P. and Southwest PCS, L.P., filed as Exhibit 10.51 to the
                          Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa
                          (Delaware), Inc., which exhibit is incorporated herein by reference.

        10.12             Sprint Spectrum Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint
                          Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.52 to the Registration Statement on
                          Form S-4, dated May 9, 2001 (Registration No. 333-60572)) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

