Form 10-Q
period 2002-06-30
ALAMOSA HOLDINGS INC
filed 2002-08-14
CIK 1120102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002.

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

YES [X]  NO [  ]

As of August 14, 2002 approximately 92,915,720 shares of common stock, $0.01 par value per share, were issued and outstanding.

                             ALAMOSA HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                                          PAGE
                                                                                                                          ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001.................................  3

           Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, (unaudited)...  4

           Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001, (unaudited).............  5

           Notes to the Consolidated Financial Statements.................................................................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......................... 16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................................... 25


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................................................. 27

Item 2.    Changes in Securities and Use of Proceeds...................................................................... 27

Item 3.    Defaults Upon Senior Securities................................................................................ 27

Item 4.    Submission of Matters to a Vote of Security Holders............................................................ 27

Item 5.    Other Information.............................................................................................. 28

Item 6.    Exhibits and Reports on Form 8-K............................................................................... 28

                             ALAMOSA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                       JUNE 30, 2002       DECEMBER 31, 2001
                                                                      ---------------     -------------------
                                                                        (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                            $    61,701          $   104,672
   Short term investments                                                     1,300                1,300
   Restricted cash                                                           50,491               51,687
   Customer accounts receivable, net                                         50,905               42,740
   Receivable from Sprint                                                     7,253                9,137
   Interest receivable                                                        1,559                2,393
   Inventory                                                                  4,860                4,802
   Prepaid expenses and other assets                                          4,784                4,749
   Deferred customer acquisition costs                                        6,292                5,181
   Deferred tax asset                                                         8,112                8,112
                                                                        -----------          -----------
     Total current assets                                                   197,257              234,773

   Property and equipment, net                                              469,536              455,695
   Debt issuance costs, net                                                  34,376               36,654
   Restricted cash                                                            8,667               43,006
   Goodwill                                                                 291,635              293,353
   Intangible assets, net                                                   508,706              528,840
   Other noncurrent assets                                                    7,280                6,087
                                                                        -----------          -----------
     Total assets                                                       $ 1,517,457          $ 1,598,408
                                                                        ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $    21,123          $    44,012
   Accrued expenses                                                          27,672               29,291
   Payable to Sprint                                                         19,743               16,133
   Interest payable                                                          22,269               22,123
   Deferred revenue                                                          18,596               15,479
   Current installments of capital leases                                       749                  596
                                                                        -----------          -----------
     Total current liabilities                                              110,152              127,634
                                                                        -----------          -----------

Long term liabilities:
   Capital lease obligations                                                  1,859                1,983
   Other noncurrent liabilities                                               9,163                7,496
   Senior secured debt                                                      200,000              187,162
   12 7/8% senior discount notes                                            252,539              237,207
   12 1/2% senior notes                                                     250,000              250,000
   13 5/8% senior notes                                                     150,000              150,000
   Deferred tax liability                                                    62,472               98,940
                                                                        -----------          -----------
     Total long term liabilities                                            926,033              932,788
                                                                        -----------          -----------
     Total liabilities                                                    1,036,185            1,060,422
                                                                        -----------          -----------
Commitments and contingencies                                                    --                   --

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; no
     shares issued                                                               --                   --
   Common stock, $.01 par value; 290,000,000 shares authorized,
     92,915,720 and 92,786,497 shares issued and outstanding,                   929                  927
     respectively
   Additional paid-in capital                                               799,767              799,366
   Accumulated deficit                                                     (318,240)            (261,371)
   Accumulated other comprehensive income, net of tax                        (1,184)                (936)
                                                                        -----------          -----------
     Total stockholders' equity                                             481,272              537,986
                                                                        -----------          -----------
     Total liabilities and stockholders' equity                         $ 1,517,457          $ 1,598,408
                                                                        ===========          ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                             ALAMOSA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                        FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                        --------------------------       ---------------------------
                                                            2002           2001             2002             2001
                                                        ----------      ----------       ----------       ----------
Revenues:
   Subscriber revenues                                  $   92,580      $   53,305       $  186,078       $   83,813
   Roaming revenues                                         33,457          24,198           60,025           35,609
                                                        ----------      ----------       ----------       ----------
     Total service revenues                                126,037          77,503          246,103          119,422
   Product sales                                             4,752           6,032           13,073            9,947
                                                        ----------      ----------       ----------       ----------
     Total revenue                                         130,789          83,535          259,176          129,369
                                                        ----------      ----------       ----------       ----------

Costs and expenses:
   Cost of service and operations                           85,289          54,446          163,818           86,915
   Cost of products sold                                     9,113          10,526           23,230           18,559
   Selling and marketing                                    26,960          24,281           55,857           42,563
   General and administrative expenses (excluding
     non-cash compensation of $0 and $0 for the
     three months ended June 30, 2002 and 2001,
     respectively, and $0 and $183 for the six
     months  ended June 30, 2002 and 2001,
     respectively)                                           3,053           3,351            6,788            7,074
   Depreciation and amortization                            26,344          25,235           51,207           37,171
   Impairment of property and equipment                      1,332              --            1,332               --
   Non-cash compensation                                        --              --               --              183
                                                        ----------      ----------       ----------       ----------
     Total costs and expenses                              152,091         117,839          302,232          192,465
                                                        ----------      ----------       ----------       ----------

       Loss from operations                                (21,302)        (34,304)         (43,056)         (63,096)
Interest and other income                                      871           2,467            2,204            8,188
Interest expense                                           (25,820)        (19,947)         (50,674)         (34,663)
                                                        ----------      ----------       ----------       ----------
   Net loss before income tax benefit and
     extraordinary item                                    (46,251)        (51,784)         (91,526)         (89,571)
Income tax benefit                                          17,515          17,448           34,657           31,306
                                                        ----------      ----------       ----------       ----------
   Net loss before extraordinary item                      (28,736)        (34,336)         (56,869)         (58,265)

Loss on debt  extinguishment, (net of tax benefit
  of $0 and $0 for the three months ended June 30,
  2002 and 2001, respectively, and $0 and $1,969
  for the six months ended June 30, 2002
  and 2001, respectively)                                       --              --               --           (3,503)
                                                        ----------      ----------       ----------       ----------
   Net loss                                             $  (28,736)     $  (34,336)      $  (56,869)      $  (61,768)
                                                        ==========      ==========       ==========       ==========

Net loss per common share, basic and diluted:
   Net loss before extraordinary item                   $    (0.31)     $    (0.37)      $    (0.61)      $    (0.71)
   Loss on debt extinguishment, net of tax                      --              --               --            (0.04)
                                                        ----------      ----------       ----------       ----------
   Net loss                                             $    (0.31)     $    (0.37)      $    (0.61)      $    (0.75)
                                                        ==========      ==========       ==========       ==========
Weighted average common shares outstanding,
   basic and diluted                                    92,915,638      92,009,977       92,874,226       81,860,743
                                                        ==========      ==========       ==========       ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                             ALAMOSA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                                     2002                   2001
                                                                                 -------------         -----------
     Cash flows from operating activities:
     Net loss                                                                    $   (56,869)          $  (61,768)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Non-cash compensation                                                             --                  183
        Provision for bad debts                                                       19,265                  713
        Non-cash interest expense on derivative instruments                              113                   --
        Depreciation and amortization of property and equipment                       31,072               17,971
        Amortization of intangible assets                                             20,135               19,200
        Amortization of financing costs included in interest expense                   2,081                1,163
        Amortization of discounted interest                                              198                   --
        Loss on debt extinguishment, net of tax                                           --                3,503
        Deferred tax benefit                                                         (34,657)             (31,306)
        Interest accreted on discount notes                                           15,332               13,527
        Impairment of property and equipment                                           1,332                   --
        (Gain) loss from asset disposition                                               (21)                  39
        (Increase) decrease in, net of effects from acquisitions:
           Receivables                                                               (24,713)             (15,995)
           Inventory                                                                     (58)               1,652
           Prepaid expenses and other assets                                          (2,420)                (131)
        Increase (decrease) in, net of effects from acquisitions:
           Accounts payable and accrued expenses                                       4,361               (9,165)
                                                                                 -----------           ----------
          Net cash used in operating activities                                      (24,849)             (60,414)
                                                                                 -----------           ----------

     Cash flows from investing activities:
        Proceeds from sale of assets                                                   1,673                   --
        Purchases of property and equipment                                          (68,291)             (72,852)
        Repayment of notes receivable                                                     --               11,860
        Acquisition related costs                                                         --              (37,617)
        Net change in short term investments                                              --                1,600
        Other                                                                             58                   --
                                                                                 -----------           ----------
          Net cash used in investing activities                                      (66,560)             (97,009)
                                                                                 -----------           ----------

     Cash flows from financing activities:
        Proceeds from issuance of senior notes                                            --              242,500
        Borrowings under senior secured debt                                          12,838              203,000
        Repayments of borrowings under senior secured debt                                --             (223,584)
        Debt issuance costs                                                               --              (13,404)
        Stock options exercised                                                            1                    4
        Shares issued to employee stock purchase plan                                    401                   --
        Payments on capital leases                                                      (337)                 (42)
        Change in restricted cash                                                     35,535              (70,727)
                                                                                 -----------           ----------
          Net cash provided by financing activities                                   48,438              137,747
                                                                                 -----------           ----------
     Net decrease in cash and cash equivalents                                       (42,971)             (19,676)
     Cash and cash equivalents at beginning of period                                104,672              141,768
                                                                                 -----------           ----------
     Cash and cash equivalents at end of period                                  $    61,701           $  122,092
                                                                                 ===========           ==========

     Supplemental disclosure of non-cash financing and investing activities:
        Capitalized lease obligations incurred                                   $       365           $       --
        Change in accounts payable for purchases of
          property and equipment                                                     (20,759)              (2,547)

         The accompanying notes are an integral part of the consolidated financial statements.

                             ALAMOSA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands, except as noted)


1.       BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited consolidated balance sheet as of June 30, 2002, the unaudited consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, the unaudited consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, and related footnotes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2001. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

         Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Common stock equivalents excluded from diluted net loss per share calculations consisted of options to purchase 5,834,359 and 5,322,253 shares of common stock at June 30, 2002 and 2001, respectively.

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

         As of June 30, 2002, the Company had $63,001 in cash and cash equivalents plus an additional $59,158 in restricted cash held in escrow for debt service requirements. The Company also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility. Management believes that this $147,159 in cash and available borrowings is sufficient to fund working capital, capital expenditure and debt service requirements through the point where the Company generates free cash flow.

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

         The Company obtained independent valuations as of the date of acquisition of Roberts, WOW and Southwest to allocate the purchase price. The results of the allocations are as follows:

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)

                                                      ROBERTS          WOW           SOUTHWEST T       TOTAL
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
                                                    ==========      =========       ============     ==========

The unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2001 set forth below, presents the results of operations as if the acquisitions had occurred at the beginning of the period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                                    FOR THE SIX MONTHS ENDED
                                                          JUNE 30, 2001
                                                       ------------------
                                                          (UNAUDITED)

 Total revenues                                           $  148,292
                                                          ==========

 Net loss before income tax benefit
    and extraordinary item                                $ (113,306)
 Income tax benefit                                           39,123
                                                          ----------

 Net loss before extraordinary item                          (74,183)
 Loss on debt extinguishment, net of tax
    benefit of $1,969                                         (3,503)
                                                          ----------

 Net loss                                                 $  (77,686)
                                                          ==========

 Basic and diluted net loss per share
    before extraordinary item                             $    (0.81)
                                                          ==========

 Basic and diluted net loss per share                     $    (0.84)
                                                          ==========


5.       ACCOUNTS RECEIVABLE

         Customer accounts receivable - Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $6.3 million and $5.9 million at June 30, 2002 and December 31, 2001, respectively.

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

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)

Receivable from Sprint consists of the following:

                                               JUNE 30, 2002   DECEMBER 31, 2001
                                               -------------   -----------------
                                               (UNAUDITED)

Net roaming receivable                           $ 2,758           $ 1,731
Access and interconnect revenue receivable           486             3,252
Accrued service revenue                            4,009             4,154
                                                --------          --------
                                                $  7,253          $  9,137
                                                ========          ========


6.       PROPERTY AND EQUIPMENT

         Property and equipment are stated net of accumulated depreciation of $91.8 million and $60.9 million at June 30, 2002 and December 31, 2001, respectively.


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

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, the Company had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 the amortization of goodwill was discontinued.

         SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of the Company's goodwill. The Company will perform this assessment annually during the third quarter beginning in the third quarter of 2002. Should the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss.

         The annual assessment as of July 31, 2002 will be performed by a nationally recognized appraisal firm and is expected to be completed by the time the quarterly report on Form 10-Q for the quarter ended September 30, 2002 is filed. In performing the evaluation to determine if an impairment exists, the appraisal firm is expected to use information from various sources including, but not limited to, current stock price, transactions involving similar companies, the business plan prepared by management and current and past operating results of the Company among other information. The estimates used by the appraisal firm may be different from those used by management in the preparation of its business plan or from the current operating results of the Company and those differences may be material. The assessment could be impacted by future events such as, the stock price of the Company, being either higher or remaining at current or lower prices for a significant period of time, transactions announced or completed prior to the completion of the evaluation, regulatory or other developments as well as the actual operating results of the Company.

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)


Goodwill and intangible assets consist of:

                                                 JUNE 30, 2002      DECEMBER 31, 2001
                                               -----------------    -----------------
                                                  (UNAUDITED)
Goodwill *                                         $  291,635          $  293,353
                                                   ==========          ==========
Intangible assets:
   Sprint affiliation and other agreements         $  532,200          $  532,200
   Accumulated amortization                           (40,876)            (25,768)
                                                   ----------          ----------
     Subtotal                                         491,324             506,432
                                                   ----------          ----------
   Subscriber base acquired                            29,500              29,500
   Accumulated amortization                           (12,118)             (7,092)
                                                   ----------          ----------
     Subtotal                                          17,382              22,408
                                                   ----------          ----------
   Intangible assets, net                          $  508,706          $  528,840
                                                   ==========          ==========


* The change in goodwill from December 31, 2001 to June 30, 2002 relates to a purchase price adjustment as no amortization has been recorded upon adoption of SFAS 142.

Amortization expense relative to intangible assets was $10,203 and $20,135 for the three and six months ended June 30, 2002 and will be $20,284 for the remainder of 2002.

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

                YEAR ENDED DECEMBER 31,
                ------------------------
                          2002                $   40,419
                          2003                    40,067
                          2004                    32,079
                          2005                    30,234
                          2006                    30,234
                       Thereafter                355,807
                                              ----------
                                              $  528,840
                                              ==========

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)

         The following tables present net loss before extraordinary item, net loss and the respective per-share amounts as if the provisions of SFAS 142 had been adopted January 1, 2001:

                                                 FOR THE THREE MONTHS ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------        ---------------------------------
                                                     2002                    2001               2002                2001
                                                 ----------              ----------        ------------        ---------
                                                 (UNAUDITED)             (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
Reported net loss before extraordinary item      $  (28,736)             $  (34,336)       $  (56,869)         $  (58,265)
Add back: goodwill amortization                          --                   4,999                --               6,169
                                                 ----------              ----------        ----------          ----------

Adjusted  net loss before  extraordinary item    $  (28,736)             $  (29,337)       $  (56,869)         $  (52,096)
                                                 ==========              ==========        ==========          ==========

Reported net loss                                $  (28,736)             $  (34,336)       $  (56,869)         $  (61,768)
Add back: goodwill amortization                          --                   4,999                --               6,169
                                                 ----------              ----------        ----------          ----------

Adjusted net loss                                $  (28,736)             $  (29,337)       $  (56,869)         $  (55,599)
                                                 ==========              ==========        ==========          ==========

NET LOSS BEFORE EXTRAORDINARY ITEM PER COMMON
  SHARE, BASIC AND DILUTED:

As reported                                      $    (0.31)             $     (0.37)      $    (0.61)         $     (0.71)
Goodwill amortization                                    --                     0.05                --                0.08
                                                 ----------              -----------       -----------         -----------

Adjusted                                         $    (0.31)             $     (0.32)      $    (0.61)         $     (0.63)
                                                 ==========              ===========       ==========          ===========


NET LOSS PER COMMON SHARE, BASIC AND
DILUTED:

As reported                                      $    (0.31)             $     (0.37)      $    (0.61)         $     (0.75)
Goodwill amortization                                    --                     0.05                --                0.08
                                                 ----------              -----------       -----------         -----------

Adjusted                                         $    (0.31)             $     (0.32)      $    (0.61)         $     (0.67)
                                                 ==========              ===========       ==========          ===========

8.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                             JUNE 30, 2002            DECEMBER 31, 2001
                                                           -----------------          -----------------
                                                              (UNAUDITED)
         Senior secured debt                                   $  200,000                $  187,162
         12 7/8% senior discount notes                            252,539                   237,207
         12 1/2% senior notes                                     250,000                   250,000
         13 5/8% senior notes                                     150,000                   150,000
                                                               ----------                ----------

            Total debt                                            852,539                   824,369
         Less current maturities                                       --                        --
                                                               ----------                ----------

         Long-term debt, excluding current maturities          $  852,539                $  824,369
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

         Interest on the Senior Secured Credit Facility accrues at the option of the Company at either (i) the London Interbank Offered Rate ("LIBOR") adjusted for any statutory reserve, or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which is initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowings. These margins are subject to adjustment under certain conditions.

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


10.      HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

         The Company adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities" on January 1, 2001. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. Approximately $532 and $1,059 in cash settlements under derivative instruments classified as hedges is included in interest expense for the three and six months ended June 30, 2002.

         As of June 30, 2002, the Company has recorded $2,700 in "other noncurrent liabilities" relative to the fair value of derivative instruments including $1,915 representing derivative instruments that qualify for hedge accounting under SFAS No. 133. In addition, the Company has recorded $25 in "other noncurrent assets" at June 30, 2002 related to the fair value of derivative instruments. During the six month period ended June 30, 2002, the Company recognized losses of $248 (net of income taxes of $151) in other comprehensive income. During the six month period ended June 30, 2001, the Company recognized gains of $166 (net of income taxes of $93) in other comprehensive income. Other comprehensive income appears as a separate component of Stockholders' Equity as "Accumulated other comprehensive income," as illustrated below:

                                                                SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                 2002             2001
                                                              ---------       -----------
                                                              (unaudited)     (unaudited)
        Net loss                                               $(56,869)       $(61,768)
        Change in fair values of derivative instruments,
          net of tax effect of $151 and $93, respectively          (248)            166
                                                               --------        --------

        Comprehensive loss                                     $(57,117)       $(61,602)
                                                               ========        ========


11.      COMMITMENTS AND CONTINGENCIES

         ACCESS REVENUE REFUND - On July 3, 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an interexchange carrier ("IXC"), and Sprint Spectrum L.P., a Commercial Mobile Radio Service ("wireless carrier"). This ruling addressed the wireless carrier charging terminating access fees

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)

         to the IXC for calls terminated on a wireless network indicating such fees could be assessed; however the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges. As a result of this ruling, Sprint has requested that the Company refund approximately $5.4 million in amounts that had been previously paid to the Company by Sprint relative to terminating access fees. Although the Company intends to contest the refund of these amounts, an adjustment was recorded in the second quarter of 2002 to reflect this charge as a reduction of revenue and liability in the consolidated financial statements as of June 30, 2002.

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

         On January 23, 2001, Jerry Brantley, President and COO of the Company, terminated his employment with the Company at the unanimous request of the board of directors. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the chairman of the Company, David
         E. Sharbutt, alleging wrongful termination among other things. The Company believes that there is no basis for Mr. Brantley's claim and intends to vigorously defend the lawsuit.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

         NYSE LISTING REQUIREMENTS - The Company is listed on the New York Stock Exchange ("NYSE") and subject to various listing requirements set forth by the NYSE. Based on recent market prices of the Company's common stock, the Company would fall below the requirements to (1) maintain an average closing price that is not less than $1.00 per share over a consecutive 30 trading-day period and (2) to maintain an average global market capitalization over a consecutive 30 trading-day period of not less than $100 million. The Company fell below these requirements in August 2002. Upon receiving notice from the NYSE, and subject to approval by the NYSE the Company could have 6 months to cure a closing stock price violation and up to 18 months to cure a global market capitalization violation. The Company has not received such notification from the NYSE.


  12.    EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 effective January 1, 2002 will not have a material impact on the Company's results of operations, financial position or cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is expected to result in a reclassification of the extinguishment of debt that the Company previously reported in the three-month period ended March 31, 2001.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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


GENERAL

         Since our inception in 1998, we have incurred substantial costs in connection with negotiating our contracts with Sprint, obtaining our debt financing, completing our public equity offerings, engineering our wireless PCS network, developing our business infrastructure and building out our portion of Sprint's PCS network. Prior to the launch of our first market in June 1999, we did not have any markets in operation and we had no customers. At June 30, 2002, we have approximately 571,000 subscribers. As of June 30, 2002, our accumulated deficit is $318.2 million and we have spent a cumulative total of approximately $628 million in capital expenditures (including that spent by Roberts, WOW and Southwest prior to our acquisition) in connection with constructing our portion of Sprint's PCS network and developing our business infrastructure including the establishment of our retail distribution channels. While we anticipate operating losses to continue, we expect revenue to continue to increase substantially as our subscriber base increases.

         On July 17, 1998, we entered into our original affiliation agreements with Sprint. We subsequently amended our original agreements in 1999 to add additional territories to our licensed area. In the first quarter of 2001, we completed the acquisitions of Roberts, WOW and Southwest bringing our total licensed POPs to approximately 15.8 million at June 30, 2002.

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

         We recognize revenues from Sprint PCS subscribers based in our territories, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint and other wireless service providers when their customers roam onto our portion of Sprint's PCS network. Sprint retains 8% of all collected service revenue from our subscribers (not including product sales) and fees collected from other wireless service providers when their customers roam onto our portion of Sprint's PCS network. We report the amount retained by Sprint as an operating expense.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining the allowance, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. Under Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program. The NDASL program was replaced by the "Clear Pay" program in November 2001, which reinstated the deposit requirement for certain of the lowest credit class customers, and features increased back office controls with respect to collection efforts. We reinstated the deposit for customers in certain credit classes on the Clear Pay program as of February 24, 2002 and we have modified the requirement in certain markets since then.

         REVENUE RECOGNITION - We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service unless waived. We defer this activation fee and record activation fee revenue over the estimated average life of our customers which ranges from 12 to 36 months depending on credit class and based on our past experience. We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

         We record revenue for product sales in connection with our sales of handsets and accessories through our retail stores and our local indirect retailers. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. We reimburse Sprint for the amount of subsidy incurred by them on handsets sold through channels controlled by them.

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

         We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, we had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 the amortization of goodwill was discontinued.

         SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of our goodwill. We will perform this assessment annually during the third quarter beginning in the third quarter of 2002. Should the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss.

         The annual assessment as of July 31, 2002 will be performed by a nationally recognized appraisal firm and is expected to be completed by the time the quarterly report on Form 10-Q for the quarter ended September 30, 2002 is filed. In performing the evaluation to determine if an impairment exists, the appraisal firm is expected to use information from various sources including, but not limited to, current stock price, transactions involving similar companies, our business plan prepared by management and current and past operating results among other information. The estimates used by the appraisal firm may be different from those used by management in the preparation of our business plan or from our current operating results and those differences may be material. The assessment could be impacted by future events such as, our stock price, being either higher or remaining at current or lower prices for a significant period of time, transactions announced or completed prior to the completion of the evaluation, regulatory or other developments as well as our actual operating results.

         LONG-LIVED ASSET RECOVERY - Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise approximately 84 percent of our total assets. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions such as increased competition, lower ARPU, etc., could cause the value of certain of these assets to change. We carefully monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment. See our discussion of recently issued accounting pronouncements within this document for additional information as to the impact of such pronouncements as they pertain to long-lived assets.

         INCOME TAXES - We utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

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

CONSOLIDATED RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT AS NOTED)


FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2001

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

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 571,000 at June 30, 2002 compared to approximately 316,000 at June 30, 2001. This growth came as a result of increasing our network coverage from 10.0 million to 11.5 million covered POPs providing additional marketing opportunities. Monthly churn (rate of deactivation of existing subscribers) for the second quarter of 2002 was approximately 3.2 percent compared to approximately 2.4 percent for the second quarter of 2001. This increase in churn is a result of higher involuntary deactivations related to lower credit quality customers obtained during the second half of 2001 as a result of removing the requirement that these customers pay a deposit ranging from $125 to $200. This deposit requirement was reinstated on February 24, 2002 and we have modified the requirement in certain markets since then. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers. Churn is expected to trend higher in the last six months of 2002. Our cost per gross addition ("CPGA") includes handset subsidies, and selling and marketing costs and was $402 per gross addition in the second quarter of 2002 compared to $377 in the second quarter of 2001. This increase is due to a lower number of activations in the second quarter of 2002 compared to the second quarter of 2001 due to the reimplementation of deposit requirements for lower credit quality customers and increased levels of competition in the marketplace. Due to this lower level of activations, our fixed marketing dollars were spread over fewer customer activations.

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

         Subscriber revenues were $92,580 for the three months ended June 30, 2002 compared to $53,305 for the three months ended June 30, 2001. This increase of 74 percent was due to the increase in our subscriber base from approximately 316,000 subscribers at June 30, 2001 to approximately 571,000 subscribers at June 30, 2002. Average revenue per user ("ARPU") before roaming revenue and a one-time revenue adjustment for terminating access revenue declined in the second quarter of 2002 to $59 compared to $62 in the second quarter of 2001. Subscriber revenues were $186,078 for the six months ended June 30, 2002 compared to $83,813 for the six months ended June 30, 2001. This increase of 122 percent was also due to the increase in our subscriber base discussed above. ARPU before roaming revenue and a one-time revenue adjustment for terminating access revenue was $59 for the six months ended June 30, 2002 compared to $61 for the six months ended June 30, 2001.

         In July 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an interexchange carrier ("IXC"), and Sprint Spectrum L.P., a Commercial Mobile Radio Service ("wireless carrier"). This ruling addressed the wireless carrier charging terminating access fees to the IXC for calls terminated on a wireless network indicating such fees could be assessed; however the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges. As a result of this ruling, Sprint has requested that we refund approximately $5.4 million in amounts that had been previously paid to us by Sprint relative to terminating access fees. Although we intend to contest the refund of these amounts, an adjustment was recorded in the second quarter of 2002 to reflect this liability in the consolidated financial statements as of June 30, 2002. The impact of this adjustment was to reduce service revenue for the second quarter of 2002 by $5.4 million.

         Roaming revenue is primarily comprised of revenue from other Sprint and other PCS subscribers based outside of our territories that roam onto our portion of Sprint's PCS network. We have a reciprocal roaming rate arrangement with Sprint where per minute charges for inbound and outbound roaming are identical. This rate was 20 cents per minute during the first quarter of 2001, declining to 15 cents on June 1, 2001; 12 cents on October 1, 2001 and declined to 10 cents per minute as of January 1, 2002. The decline in rates was offset by significant increases in roaming minutes due to the fact that we added additional cell sites which allowed us to capture this additional roaming traffic as well as growth in the customer bases of Sprint and other PCS providers. We had approximately 265 million minutes of inbound roaming traffic in the second quarter of 2002 compared to approximately 105 million minutes in the second quarter of 2001. This accounted for the 38 percent increase in roaming revenue to $33,457 in the second quarter of 2002 from $24,198 in the second quarter of 2001. Roaming revenue in the six months ended June 30, 2002 was $60,025 compared to $35,609 during the six months ended June 30, 2001. This increase of 69 percent was driven by the volume of roaming traffic on our network as the blended rate for the first six months of 2002 was lower than that in 2001 due to the rate changes discussed previously. We had approximately 476 million minutes of inbound roaming traffic in the six months ended June 30, 2002 compared to approximately 180 million minutes for the six months ended June 30, 2001. This was made possible by our placing over 300 new sites on air from June 30, 2001 to June 30, 2002 to capture this traffic.

         PRODUCT SALES - We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue is recorded for all products sold through our retail stores as well as those sold to our local indirect agents. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset. Product sales revenue for the second quarter of 2002 was $4,752 compared to $6,032 for the second quarter of 2001. This decrease of 21 percent is attributable to the decrease in the number of activations during the second quarter of 2002, as discussed above. Product sales revenue for the six months ended June 30, 2002 was $13,073 compared to $9,947 in the six months ended June 30, 2001. This increase of 31 percent is due to the increase in sales noted in the first quarter of 2002 over the first quarter of 2001 which was slightly reduced by the second quarter year over year decrease in activations discussed previously.

         COST OF SERVICE AND OPERATIONS - Cost of service and operations includes the costs of operating our portion of Sprint's PCS network. These costs include items such as outbound roaming fees, long distance charges, tower leases and maintenance as well as backhaul costs. In addition, it includes the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care as well as our provision for estimated uncollectible accounts. Expenses of $85,289 in the second quarter of 2002 were 57 percent higher than the $54,446 incurred in the second quarter of 2001. This increase in cost is the result of the completion of the build out of our network which drove an increase in the number of subscribers using our network. In addition, costs of service and operations are driven by the volume of traffic on our network. Total minutes of use on our network were 1,005 million minutes in the second quarter of 2002 compared to 420 million minutes in the second quarter of 2001 for an increase in traffic of 139 percent. Expenses of $163,818 in the six months ended June 30, 2002 were 88 percent higher than the $86,915 incurred in the six months ended June 30, 2001. This increase was also due to the increase in our subscribers and the increased volume of traffic on our network. Total minutes of use on our network were 1,921 million minutes in the six months ended June 30, 2002 compared to 757 million minutes in the six months ended June 30, 2001.

         COST OF PRODUCTS SOLD - Cost of products sold includes the cost of handsets and accessories sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Expenses of $9,113 for the second quarter of 2002 were 13 percent lower than the $10,526 incurred in the second quarter of 2001. This decrease is attributable to the decrease in the number of activations during the second quarter of 2002 as discussed above. Expenses of $23,230 for the six months ended June 30, 2002 were 25 percent higher than the $18,559 incurred in the six months ended June 30, 2001. This increase is due to the increase in products sold during the first quarter of 2002 over the first quarter of 2001 which was slightly reduced by the second quarter year over year decrease in products sold as discussed previously.

         SELLING AND MARKETING - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $4,462 and $7,865 in the second quarter and first six months of 2002, respectively, compared to $2,742 and $4,433 in the second quarter and first six months of 2001, respectively. Total selling and marketing expenses of $26,960 in the second quarter of 2002 were 11 percent higher than the $24,281 incurred in the second quarter of 2001 due to the expansion of our distribution channels resulting from the additional markets launched during 2001. Total selling and marketing expenses of $55,857 in the six months ended June 30, 2002 were 31 percent higher than the

$42,563 incurred in the six months ended June 30, 2001 due to the same expansion of our distribution channels through the last six months of 2001 and first six months of 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses include corporate costs and expenses such as our executive, administrative, human resources and corporate finance areas. General and administrative expenses of $3,053 in the second quarter of 2002 were consistent with the $3,351 incurred in the second quarter of 2001. General and administrative expenses of $6,788 in the six months ended June 30, 2002 were also consistent with the $7,074 incurred in the six months ended June 30, 2001.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $16,141 in the second quarter of 2002 as compared to $10,672 in the second quarter of 2001. This increase of 51 percent is due to the increase in depreciable costs as a result of our capital expenditures. Depreciation expense of $31,072 in the six months ended June 30, 2002 was 73 percent higher than the $17,971 incurred in the six months ended June 30, 2001 due to the increase in depreciable costs as a result of our capital expenditures.

         Amortization expense of $10,203 and $20,135 in the second quarter and first six months of 2002, respectively, relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. We recorded two identifiable intangibles in connection with each of the acquisitions consisting of values assigned to the agreements with Sprint and the customer base acquired in connection with each of the three acquisitions. Amortization expense in the second quarter and first six months of 2001 was $14,563 and $17,971 which included $4,999 and $6,169 in amortization of goodwill recorded in connection with the acquisitions of Roberts, WOW and Southwest. We adopted the provisions of statement of SFAS No. 142 on January 1, 2002 as discussed in "Critical Accounting Policies" which resulted in no amortization of goodwill being recorded in the first six months of 2002.

         NON-CASH COMPENSATION - Non-cash compensation expense related to stock options that were granted to employees with exercise prices that were below then current market prices. This expense was being recorded over the vesting period of the underlying options. Compensation expense relative to these options was $183 in the first six months of 2001. No non-cash compensation expense was recorded in the first six months of 2002 as all options that had originally been granted with exercise prices below then current market prices had been forfeited by the holders prior to January 1, 2002.

         OPERATING LOSS - Our operating loss for the second quarter and first six months of 2002 was $21,302 and $43,056, respectively, compared to $34,304 and $63,096 for the second quarter and first six months of 2001. This decrease is attributable to the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers who generate ARPU that is relatively stable.

         INTEREST AND OTHER INCOME - Interest and other income represents amounts earned on the investment of excess equity and debt offering proceeds. Income of $871 in the second quarter of 2002 was 65 percent less than the $2,467 earned in the second quarter of 2001 due to declining interest rates and the fact that excess cash and investments were liquidated during the third and fourth quarters of 2001 as well as the first quarter of 2002, in connection with funding our capital expenditures and net operating cash flow outflow. Income of $2,204 in the six months ended June 30, 2002 was 73 percent less than the $8,188 earned in the first six months of 2001 due to declining interest rates and the fact that excess cash and investments were liquidated during the last six months of 2001 in connection with funding our capital expenditures and net operating cash outflow.

         INTEREST EXPENSE - Interest expense for the second quarter of 2002 includes non-cash interest accreted on our 12 7/8% Senior Discount Notes of $7,786 as well as interest accrued on the two senior notes issued during 2001 and interest on our senior secured debt. The increase in total interest expense to $25,820 from $19,947 in the second quarter of 2001 is due to the increased level of debt after the two issuances of senior notes in 2001 and the increased level of advances under senior secured borrowings. Interest expense for the six months ended June 30, 2002 of $50,674 was 46 percent higher than the $34,663 incurred in the six months ended June 30, 2001 due to the same additional borrowings in 2001.

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


NYSE LISTING REQUIREMENTS

         We are listed on the New York Stock Exchange ("NYSE") and subject to various listing requirements set forth by the NYSE. Based on recent activity with respect to the market price of our common stock, we could potentially fall below the requirements to (1) maintain an average closing price that is not less than $1.00 per share over a consecutive 30 trading-day period and (2) to maintain an average global market capitalization over a consecutive 30 trading-day period of not less than $100 million. We fell below these requirements in August 2002. Upon receiving notice from the NYSE and subject to approval by the NYSE we could have 6 months to cure a closing stock price violation and up to 18 months to cure a global market capitalization violation. We have not received such notification from the NYSE.


LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES - Operating cash flows were negative $24,849 in the first six months of 2002 and negative $60,414 in the first six months of 2001. The increase in operating cash flows of $35,565 is primarily related to a decrease in net loss before non-cash items of $34,756.

         INVESTING ACTIVITIES - Our investing cash flows were a negative $66,560 in the first six months of 2002 compared to a negative $97,009 in the first six months of 2001. Our cash capital expenditures for the first six months of 2002 totaled $68,291 while our cash capital expenditures for the first six months of 2001 totaled $72,852. In the first six months of 2001, we also incurred $37,617 in acquisition related costs relative to the acquisitions of Roberts, WOW and Southwest.

         FINANCING ACTIVITIES - Our financing cash flows decreased in the first six months of 2002 to $48,438 from $137,747 in the first six months of 2001. In the first six months of 2002 we received $12,838 in proceeds representing the remaining borrowings under the term portion of our Senior Secured Credit Facility as well as $35,535 in restricted cash which was released from escrow to make interest payments on the 12 1/2% Senior Notes and the 13 5/8% Senior Notes. In the first six months of 2001, we received $242,500 in net proceeds from the offering of our 12 1/2% Senior Notes offset by repayment of secured debt net of borrowings of $20,584, debt issuance costs of $13,404 and $70,727 in funds placed into escrow to secure debt service requirements.


CAPITAL REQUIREMENTS

         Our capital expenditure requirements for 2002 are expected to be approximately $75 million which includes upgrading our portion of Sprint's PCS network to 1XRTT. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is expected to continue to be positive for the remainder of 2002 as we continue to realize the benefits of the subscriber growth that we have experienced over the past two years. We expect to be free cash flow positive (EBITDA less capital expenditures and cash interest expense) for the first time in 2003 and believe we are fully funded to that point as discussed below.


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

         On October 29, 1999, we filed a registration statement with the Securities and Exchange Commission for the sale of 10,714,000 shares of our common stock (the "Initial Offering"). The Initial Offering became effective and the shares were issued on February 3, 2000 at the initial price of $17.00 per share. Subsequently, the underwriters exercised their over-allotment option for an additional 1,607,100 shares. We received net proceeds of approximately $193.8 million after commissions of $13.3 million and expenses of approximately $1.5 million. The proceeds of the Initial Offering were used for the build-out of our portion of Sprint's PCS network, to fund operating capital needs and for other corporate purposes.

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

         On February 14, 2001, we entered into a $280 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; First Union National Bank, as documentation agent; Export Development Corporation ("EDC") as co-documentation agent; and a syndicate of banking and financial institutions. The Senior Secured Credit Facility was closed and initial funding of $150 million was made on February 14, 2001 in connection with the completion of the Roberts and WOW mergers. A portion of the proceeds of the Senior Secured Credit Facility were used (i) to pay the cash portion of the merger consideration for the Roberts and WOW mergers, (ii) to refinance existing indebtedness under our credit facility with EDC and under Roberts' and WOW's existing credit facilities, and (iii) to pay transaction costs. The remaining proceeds will be used for general corporate purposes, including funding capital expenditures, subscriber acquisition and marketing costs, purchase of spectrum and working capital needs. This facility was amended in March 2001 to increase the maximum borrowings to $333 million as a result of the acquisition of Southwest and was again amended in August 2001 to reduce the maximum borrowings to $225 million of which $200 million is outstanding as of June 30, 2002. The terms of this credit facility contain numerous financial and other covenants the violation of which could be deemed an event of default by the lenders. Should we be deemed to be in default, the lenders can declare the entire outstanding borrowings immediately due and payable or exercise other rights and remedies. Such an event would likely have a material adverse impact to us.

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

         As of June 30, 2002, we had $63,001 in cash and cash equivalents plus an additional $59,158 in restricted cash held in escrow for debt service requirements. We also had $25,000 remaining on the revolving portion of our Senior Secured Credit Facility. We believe that this $147,159 in cash and available borrowings is sufficient to fund our working capital, capital expenditure and debt service requirements through 2003, when we expect to generate positive free cash flow.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 effective January 1, 2002 will not have a material impact on our results of operations, financial position or cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is expected to result in a reclassification of the extinguishment of debt that we reported in 2001.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material impact on our results of operations, financial position or cash flows.


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

         INTEREST RATE RISK MANAGEMENT - Our interest rate risk management program focuses on minimizing exposure to interest rate movements by setting an optimal mixture of floating- and fixed-rate debt. We utilize interest rate swaps and collars to adjust our risk profile relative to our floating rate Senior Secured Credit Facility. We have hedges in place on approximately 42 percent of the outstanding advances under our Senior Secured Credit Facility at June 30, 2002.

         The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, capital leases and the credit facility financing based on our projected level of long-term indebtedness:


                                                                 YEARS ENDING DECEMBER 31,
                                          2002         2003          2004         2005         2006        THEREAFTER
                                      ----------   ------------  ------------ ------------  -------------------------
                                                                   (DOLLARS IN MILLIONS)
Fixed Rate Instruments............
  12 7/8% senior discount notes...     $     269     $     305      $    345    $    350      $    350    $     --
    Fixed interest rate...........        12.875%       12.875%       12.875%     12.875%       12.875%     12.875%
    Principal payments............           --             --            --          --            --         350
  12 1/2% senior notes............          250            250           250          250          250          --
    Fixed interest rate...........        12.500%       12.500%       12.500%      12.500%      12.500%     12.500%
    Principal payments............           --             --            --           --           --         250
  13 5/8% senior notes............          150            150           150          150          150          --
    Fixed interest rate...........        13.625%       13.625%       13.625%      13.625%      13.625%     13.625%
    Principal payments............           --             --            --           --           --         150
Capital leases....................
  Annual minimum lease payments (1)   $    0.773     $   1.209      $  0.490    $   0.161     $  0.162    $  1.019
  Average interest rate...........        12.408%       12.408%       12.408%      12.408%      12.408%     12.408%
Variable Rate Instruments:
  Senior Secured Credit Facility (2)  $     225      $     225      $    200    $     149     $     93     $   --
  Average interest rate (3).......         9.44%          9.44%        9.44%         9.44%        9.44%      9.44%
    Principal payments............           --             --           25            51           56         93

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

         At June 30, 2002, we had entered into the following interest rate swaps:

         INSTRUMENT                      NOTIONAL        TERM       FAIR VALUE
         ----------                      --------        ----       ----------
         4.9475% Interest rate swap      $21,690        3 years      $  (836)
         4.9350% Interest rate swap      $28,340        3 years       (1,079)
                                                                     -------

                                                                     $(1,915)
                                                                     =======

         These swaps are designated as cash flow hedges such that the fair value is recorded as a liability in the June 30, 2002 consolidated balance sheet with changes in fair value (net of tax) shown as a component of other comprehensive income.

         We also entered into an interest rate collar with the following terms:

   NOTIONAL   MATURITY    CAP STRIKE PRICE   FLOOR STRIKE PRICE    FAIR VALUE
   --------   --------    ----------------   ------------------    ----------
   $28,340    5/15/04     7.00%               4.12%                $  (764)

         This collar does not receive hedge accounting treatment such that the fair value is reflected as a liability in the June 30, 2002 consolidated balance sheet and the change in fair value has been reflected as an adjustment to interest expense.

         We also entered into an interest rate cap agreement during the first quarter of 2002 with the following terms:

         NOTIONAL          MATURITY         STRIKE PRICE     FAIR VALUE
         --------          --------         ------------     ----------
         $ 5,000           5/21/04          7.00%            $4

         This cap does not receive hedge accounting treatment such that the fair value is reflected as an asset in the June 30, 2002 consolidated balance sheet and the change in fair value has been reflected as an adjustment to interest expense.

         These fair value estimates are subjective in nature and involve uncertainties and matters of considerable judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On January 23, 2001, Jerry Brantley, our former President and COO terminated his employment with us at the unanimous request of the board of directors. On April 29, 2002, Mr. Brantley initiated litigation against us and our chairman, David E. Sharbutt, alleging wrongful termination, among other things. We believe that there is no basis for Mr. Brantley's claim and intend to vigorously defend the lawsuit.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 29, 2002, we held our 2002 Annual Meeting of Stockholders. In connections with the meeting, we solicited proxies from our stockholders pursuant to Regulation 14 of the Securities Exchange Act of 1934. At the meeting, our stockholders (1) elected as directors Schuyler B. Marshall, Thomas
F. Riley and Steven C. Roberts; and (2) ratified the selection by the Board of Directors of PricewaterhouseCoopers, LLP as our independent certified public accountants for the year ending December 31, 2002.

         The following tables summarize the votes cast at the meeting on the matters brought before the stockholders:

1.       ELECTION OF DIRECTORS

                                         FOR                    WITHHELD
         Schuyler B. Marshall          81,413,118                 189,406

         Thomas F. Riley, Jr.          81,196,996                 405,528
         Steven C. Roberts             78,470,465               3,132,059

         The following directors did not stand for election and continued in office as directors after the meeting: David E. Sharbutt, Ray M. Clapp, Jr., Scotty Hart, Thomas Hyde, Tom M. Phelps, Michael V. Roberts and Jimmy R. White.

2. RATIFICATION OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS, LLP AS INDEPENDENT AUDITORS FOR THE YEAR ENDING DECEMBER 31, 2002

              FOR                    AGAINST                   ABSTAIN
            79,988,581               1,584,646                    29,297

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following set forth those exhibits filed pursuant to Item 601 of Regulation S-K:

         Exhibit Number     Exhibit Title
         --------------     -------------
         10.61              Alamosa Holdings, Inc. Amended and Restated Employee
                            Stock Purchase Plan.

         99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                    /s/ Kendall W. Cowan
                                    ---------------------------------------
                                    Kendall W. Cowan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number       Exhibit Title
--------------       -------------
10.61                Alamosa Holdings, Inc. Amended and Restated Employee Stock
                     Purchase Plan.

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.