Form 10-Q
period 2002-09-30
ALAMOSA HOLDINGS INC
filed 2002-11-14
CIK 1120102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002.

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

YES [X]  NO [  ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

YES [  ] NO [X]

As of November 14, 2002 approximately 94,071,938 shares of common stock, $0.01 par value per share, were issued and outstanding.

                             ALAMOSA HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
--------------------------------------------------------------------------------
PART I     FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at September 30, 2002 (unaudited)
        and December 31, 2001..............................................  3

        Consolidated Statements of Operations for the three and
        nine months ended September 30, 2002 and 2001, (unaudited).........  4

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2002 and 2001, (unaudited).....................  5

        Notes to the Consolidated Financial Statements.....................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................. 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 27

Item 4. Controls and Procedures............................................ 29

PART II OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 30

Item 2. Changes in Securities and Use of Proceeds.......................... 30

Item 3. Defaults Upon Senior Securities.................................... 30

Item 4. Submission of Matters to a Vote of Security Holders................ 30

Item 5. Other Information.................................................. 30

Item 6. Exhibits and Reports on Form 8-K................................... 30

SIGNATURES................................................................. 32

CERTIFICATIONS............................................................. 33

                             ALAMOSA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                        SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                        ------------------  -----------------
                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                $    56,411       $   104,672
   Short term investments                                            --             1,300
   Restricted cash                                               34,988            51,687
   Customer accounts receivable, net                             49,994            42,740
   Receivable from Sprint                                         9,080             9,137
   Interest receivable                                              347             2,393
   Inventory                                                      5,717             4,802
   Prepaid expenses and other assets                              4,475             4,749
   Deferred customer acquisition costs                            6,560             5,181
   Deferred tax asset                                             8,112             8,112
                                                            -----------       -----------
     Total current assets                                       175,684           234,773

   Property and equipment, net                                  462,142           455,695
   Debt issuance costs, net                                      34,561            36,654
   Restricted cash                                                   --            43,006
   Goodwill                                                          --           293,353
   Intangible assets, net                                       498,438           528,840
   Other noncurrent assets                                        7,712             6,087
                                                            -----------       -----------
     Total assets                                           $ 1,178,537       $ 1,598,408
                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $    15,900       $    44,012
   Accrued expenses                                              30,999            29,291
   Payable to Sprint                                             25,946            16,133
   Interest payable                                               9,304            22,123
   Deferred revenue                                              17,943            15,479
   Current installments of capital leases                           856               596
                                                            -----------       -----------
     Total current liabilities                                  100,948           127,634
                                                            -----------       -----------

Long term liabilities:
   Capital lease obligations                                      1,767             1,983
   Other noncurrent liabilities                                  10,720             7,496
   Senior secured debt                                          200,000           187,162
   12 7/8% senior discount notes                                260,573           237,207
   12 1/2% senior notes                                         250,000           250,000
   13 5/8% senior notes                                         150,000           150,000
   Deferred tax liability                                        44,385            98,940
                                                            -----------       -----------
     Total long term liabilities                                917,445           932,788
                                                            -----------       -----------
     Total liabilities                                        1,018,393         1,060,422
                                                            -----------       -----------

Commitments and contingencies (see Note 11)                          --                --

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued                                    --                --
   Common stock, $.01 par value; 290,000,000 shares
     authorized, 93,371,938 and 92,786,497 shares issued
     and outstanding, respectively                                  934               927
   Additional paid-in capital                                   799,937           799,366
   Accumulated deficit                                         (639,087)         (261,371)
   Accumulated other comprehensive loss, net of tax              (1,640)             (936)
                                                            -----------       -----------
     Total stockholders' equity                                 160,144           537,986
                                                            -----------       -----------
     Total liabilities and stockholders' equity             $ 1,178,537       $ 1,598,408
                                                            ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ALAMOSA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                           -------------------------------       -------------------------------
                                                               2002               2001              2002                2001
                                                           ------------       ------------       ------------       ------------
Revenues:
   Subscriber revenues                                     $    103,642       $     67,559       $    289,720       $    151,372
   Roaming revenues                                              39,129             31,594             99,154             67,204
                                                           ------------       ------------       ------------       ------------
     Total service revenues                                     142,771             99,153            388,874            218,576
   Product sales                                                  4,657              8,721             17,730             18,668
                                                           ------------       ------------       ------------       ------------
     Total revenue                                              147,428            107,874            406,604            237,244
                                                           ------------       ------------       ------------       ------------

Costs and expenses:
   Cost of service and operations                                92,560             67,698            256,378            154,620
   Cost of products sold                                         12,904             16,591             36,134             35,150
   Selling and marketing                                         32,503             31,367             88,360             73,929
   General and administrative expenses (excluding
      non-cash compensation of $0 and $0 for the
      three months ended September 30, 2002 and
      2001, respectively, and $0 and $183 for the
      nine months ended September 30, 2002 and 2001,
      respectively)                                               4,102              3,535             10,890             10,602
   Depreciation and amortization                                 26,897             27,305             78,104             64,476
   Impairment of goodwill                                       291,635                 --            291,635                 --
   Impairment of property and equipment                              --                 --              1,332                 --
   Non-cash compensation                                             --                 --                 --                183
                                                           ------------       ------------       ------------       ------------
     Total costs and expenses                                   460,601            146,496            762,833            338,960
                                                           ------------       ------------       ------------       ------------

Loss from operations                                           (313,173)           (38,622)          (356,229)          (101,716)
Interest and other income                                           678              2,531              2,882             10,718
Interest expense                                                (26,158)           (23,626)           (76,832)           (58,289)
                                                           ------------       ------------       ------------       ------------
   Net loss before income tax benefit and
     extraordinary item                                        (338,653)           (59,717)          (430,179)          (149,287)
Income tax benefit                                               17,806             22,005             52,463             53,311
                                                           ------------       ------------       ------------       ------------
   Net loss before extraordinary item                          (320,847)           (37,712)          (377,716)           (95,976)

Loss on debt extinguishment, (net of tax benefit of
   $0 and $0 for the three months ended September 30,
   2002 and 2001, respectively, and $0 and $1,969
   for the nine months ended September 30, 2002 and
   2001, respectively)                                               --                 --                 --             (3,503)
                                                           ------------       ------------       ------------       ------------
   Net loss                                                $   (320,847)      $    (37,712)      $   (377,716)      $    (99,479)
                                                           ============       ============       ============       ============
Net loss per common share, basic and diluted:
   Net loss before extraordinary item                      $      (3.45)      $      (0.41)      $      (4.06)      $      (1.13)

   Loss on debt extinguishment, net of tax                           --                 --                 --              (0.04)
                                                           ------------       ------------       ------------       ------------
   Net loss                                                $      (3.45)      $      (0.41)      $      (4.06)      $      (1.17)
                                                           ============       ============       ============       ============
Weighted average common shares outstanding,
   basic and diluted                                         93,069,446         92,030,496         92,940,014         85,287,918
                                                           ============       ============       ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ALAMOSA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                            -------------------------
                                                               2002            2001
                                                            ---------       ---------
Cash flows from operating activities:
Net loss                                                    $(377,716)      $ (99,479)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Non-cash compensation                                           --             183
   Provision for bad debts                                     32,765           4,338
   Non-cash interest expense on derivative instruments            503              --
   Depreciation and amortization of property and
      equipment                                                47,702          30,745
   Amortization of intangible assets                           30,402          33,731
   Amortization of financing costs included in
      interest expense                                          3,148           2,231
   Amortization of discounted interest                            297              --
   Loss on debt extinguishment, net of tax                         --           3,503
   Deferred tax benefit                                       (52,463)        (53,311)
   Interest accreted on discount notes                         23,365          20,679
   Impairment of property and equipment                         1,332              --
   Impairment of goodwill                                     291,635              --
   Loss from asset disposition                                     30              39
   Increase in, net of effects from acquisitions:
     Receivables                                              (37,916)        (32,416)
     Inventory                                                   (915)           (842)
     Prepaid expenses and other assets                         (2,825)         (3,283)
   Decrease in, net of effects from acquisitions:
     Accounts payable and accrued expenses                       (897)         (4,533)
                                                            ---------       ---------
     Net cash used in operating activities                    (41,553)        (98,415)
                                                            ---------       ---------

Cash flows from investing activities:
   Proceeds from sale of assets                                 1,673              --
   Purchases of property and equipment                        (80,939)       (101,462)
   Repayment of notes receivable                                   --          11,860
   Acquisition related costs                                       --         (37,617)
   Net change in short term investments                         1,300           1,600
   Other                                                           58              --
                                                            ---------       ---------
     Net cash used in investing activities                    (77,908)       (125,619)
                                                            ---------       ---------

Cash flows from financing activities:
   Proceeds from issuance of senior notes                          --         384,046
   Borrowings under senior secured debt                        12,838         203,000
   Repayments of borrowings under senior secured debt              --        (289,422)
   Debt issuance costs                                         (1,350)        (16,315)
   Stock options exercised                                          1             211
   Shares issued to employee stock purchase plan                  576             366
   Payments on capital leases                                    (570)           (205)
   Change in restricted cash                                   59,705         (96,336)
                                                            ---------       ---------
     Net cash provided by financing activities                 71,200         185,345
                                                            ---------       ---------
Net decrease in cash and cash equivalents                     (48,261)        (38,689)
Cash and cash equivalents at beginning of period              104,672         141,768
                                                            ---------       ---------
Cash and cash equivalents at end of period                  $  56,411       $ 103,079
                                                            =========       =========

Supplemental disclosure of non-cash financing
   and investing activities:
   Capitalized lease obligations incurred                   $     613       $   1,188
   Change in accounts payable for purchases of
     property and equipment                                   (24,368)            981


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             ALAMOSA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands, except as noted)

1.   BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited consolidated balance sheet as of September 30, 2002, the unaudited consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, and related footnotes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2001. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

     Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Common stock equivalents excluded from diluted net loss per share calculations consisted of options to purchase 6,031,830 and 5,512,003 shares of common stock at September 30, 2002 and 2001, respectively.

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

     As of September 30, 2002, the Company had $56,411 in cash and cash equivalents plus an additional $34,988 in restricted cash held in escrow for debt service requirements. The Company also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility subject to the restrictions discussed below. Management believes that this $116,399 in cash and available borrowings is sufficient to fund working capital, capital expenditure and debt service requirements through the point where the Company generates free cash flow.

     On September 26, 2002 the Company entered into the sixth amendment to the amended and restated credit agreement relative to the Senior Secured Credit Facility which among other things, extended Stage I covenants for an additional quarter and modified certain financial and statistical covenants. Specifically, the new agreement modified the covenant addressing minimum subscribers such that the minimum subscriber requirement is now 575,000 at September 30, 2002, 610,000 at December 31, 2002 and 620,000 at
     March 31, 2003. As a result of the amendment, the Company is required to maintain a minimum cash balance of $10,000. In addition to the covenant modifications, the overall interest rate was increased by 25 basis points such that the interest margin as a result of the amendment is 4.25% for LIBOR borrowings and 3.25% for base rate borrowings.

     The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25,000 revolving portion of the Senior Secured Credit Facility. The first $10,000 can be drawn if cash balances fall below $15,000 and the Company substantiates through tangible evidence the need for such advances. The remaining $15,000 is available only at such time as the leverage ratio is less than or equal to 5.5 to 1.

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

4. MERGERS WITH ROBERTS WIRELESS COMMUNICATIONS, L.L.C., WASHINGTON OREGON WIRELESS, LLC, AND SOUTHWEST PCS HOLDINGS, INC.

     The Company completed the acquisitions of three PCS Affiliates of Sprint during the first quarter of 2001. On February 14, 2001, the Company completed its acquisitions of Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW"). In connection with the Roberts and WOW acquisitions, the Company entered into a new senior secured credit facility (the "Senior Secured Credit Facility") for up to $280 million. On March 30, 2001, the Company completed its acquisition of Southwest PCS Holdings, Inc. ("Southwest"). In connection with the Southwest acquisition, the Company increased the Senior Secured Credit Facility from $280 million to $333 million. Each of these transactions was accounted for under the purchase method of accounting and the results of the acquired companies are included in these consolidated financial statements from the date of acquisition.

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

     The Company obtained independent valuations as of the date of acquisition of Roberts, WOW and Southwest to allocate the purchase price. The results of the allocations are as follows:

                                                      ROBERTS           WOW          SOUTHWEST         TOTAL
                                                     ---------       ---------       ---------       ---------
Consideration:
Common stock issued                                  $ 291,060       $ 130,438       $ 123,543       $ 545,041
Stock options granted                                    1,134              --              --           1,134
Cash (including merger related costs)                    8,940          15,962          12,715          37,617
                                                     ---------       ---------       ---------       ---------
  Total                                                301,134         146,400         136,258         583,792
                                                     ---------       ---------       ---------       ---------
Allocated to:
Current assets                                           4,545           1,969           5,923          12,437
Property, plant and equipment                           53,506          35,732          36,722         125,960
Intangible assets (other than goodwill)                258,300         116,400         187,000         561,700
Liabilities acquired (including deferred taxes)       (185,452)        (85,433)       (152,955)       (423,840)
                                                     ---------       ---------       ---------       ---------
  Goodwill                                           $ 170,235       $  77,732       $  59,568       $ 307,535
                                                     =========       =========       =========       =========

     The unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2001 set forth below, presents the results of operations as if the acquisitions had occurred at the beginning of the period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                                 FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2001
                                                 -------------------------
                                                        (UNAUDITED)
     Total revenues                                     $ 256,166
                                                        =========
     Net loss before income tax benefit
        and extraordinary item                          $(173,023)
     Income tax benefit                                    61,128
                                                        ---------
     Net loss before extraordinary item                  (111,895)
     Loss on debt extinguishment, net of tax
        benefit of $1,969                                  (3,503)
                                                        ---------
     Net loss                                           $(115,398)
                                                        =========
     Basic and diluted net loss per share
        before extraordinary item                       $   (1.22)
                                                        =========
     Basic and diluted net loss per share               $   (1.25)
                                                        =========

5.   ACCOUNTS RECEIVABLE

     CUSTOMER ACCOUNTS RECEIVABLE -- Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $10.1 million and $5.9 million at September 30, 2002 and December 31, 2001, respectively.

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)


     RECEIVABLE FROM SPRINT -- Receivable from Sprint in the accompanying consolidated balance sheets includes net roaming revenue receivable from Sprint. This receivable also includes amounts billed by Sprint on the Company's behalf to other communications providers for calls terminated on the Company's network. In addition, this item includes accruals for estimated unbilled revenue through the end of the period.

     Receivable from Sprint consists of the following:

                                                  SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                  ------------------    -----------------
                                                     (UNAUDITED)
     Net roaming receivable                             $ 5,170             $1,731
     Access and interconnect revenue receivable            (130)             3,252
     Accrued service revenue                              4,040              4,154
                                                        -------             ------
                                                        $ 9,080             $9,137
                                                        =======             ======

6.   PROPERTY AND EQUIPMENT

     Property and equipment are stated net of accumulated depreciation of $106.5 million and $60.9 million at September 30, 2002 and December 31, 2001, respectively.

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

     SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of the Company's goodwill. The Company will perform this assessment annually and the first such assessment was done as of July 31, 2002.

     The annual assessment as of July 31, 2002 was performed with the assistance of a nationally recognized appraisal firm. In performing the evaluation, the appraisal firm used information from various sources

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)


     including, but not limited to, current stock price, transactions involving similar companies, the business plan prepared by management and current and past operating results of the Company. The appraisal firm used a combination of the guideline transaction approach, the discounted cash flow approach and the public price approach to determine the fair value of the Company which had been determined to be the single reporting unit. The guideline transaction approach used a sample of recent wireless service provider transactions to determine an average price per POP and price per customer. The discounted cash flow approach used the projected discounted future cash flows and residual values of the Company to determine the indicated value of invested capital. The public price approach was based on the market price for the Company's publicly traded equity securities along with an estimated premium for control. This was combined with the carrying value of the Company's debt securities to arrive at the indicated value of invested capital. The results of this valuation indicated that the fair value of the reporting unit was less than the carrying amount.

     Based on the indicated impairment resulting from this valuation, the Company proceeded to the second step of the annual impairment testing which involves allocating the fair value of the reporting unit to its identifiable assets and liabilities as if the reporting unit had been acquired in a business combination where the purchase price is considered to be the fair value of the reporting unit. Any unallocated purchase price is considered to be the implied fair value of goodwill. The second step of this impairment test has not been completed as of the filing of the Form 10-Q for the quarter ended September 30, 2002 and will be completed in the fourth quarter of 2002. An impairment charge of $291,635 was recorded in the third quarter of 2002 to reflect management's best estimate of the potential goodwill impairment as of July 31, 2002. After the completion of the second step, any change in the estimated amount of impairment will be recorded in the fourth quarter of 2002. This impairment charge is included as a separate line item in the consolidated statements of operations for the three and nine months ended September 30, 2002.

     The impairment of goodwill was deemed to be a "triggering event" requiring impairment testing of the Company's other long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. No additional impairment was recorded as a result of this test.

     Goodwill and intangible assets consist of:

                                                 SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                 ------------------   -----------------
                                                    (UNAUDITED)
     Goodwill                                        $      --           $ 293,353
                                                     =========           =========
     Intangible assets:
        Sprint affiliation and other agreements      $ 532,200           $ 532,200
        Accumulated amortization                       (47,900)            (25,768)
                                                     ---------           ---------
          Subtotal                                     484,300             506,432
                                                     ---------           ---------
        Subscriber base acquired                        29,500              29,500
        Accumulated amortization                       (15,362)             (7,092)
                                                     ---------           ---------
          Subtotal                                      14,138              22,408
                                                     ---------           ---------
        Intangible assets, net                       $ 498,438           $ 528,840
                                                     =========           =========

     Amortization expense relative to intangible assets was $10,267 and $30,402 for the three and nine months ended September 30, 2002 and will be $10,017 for the remainder of 2002.

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)


     Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

                YEAR ENDED DECEMBER 31,
                -----------------------
                         2002                 $  40,419
                         2003                    40,067
                         2004                    32,079
                         2005                    30,234
                         2006                    30,234
                      Thereafter                355,807
                                              ---------
                                              $ 528,840
                                              =========

     The following tables present net loss before extraordinary item, net loss and the respective per-share amounts as if the provisions of SFAS 142 had been adopted January 1, 2001:

                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------      ---------------------------------------
                                                  2002                    2001                   2002                2001
                                              ----------              ----------            ------------        ---------
                                              (UNAUDITED)             (UNAUDITED)            (UNAUDITED)         (UNAUDITED)
Reported net loss before extraordinary item   $(320,847)              $ (37,712)            $(377,716)          $ (95,976)
Add back: goodwill amortization                       --                   4,634                    --              10,803
                                              ----------              ----------            ----------          ----------
Adjusted net loss before extraordinary item   $ (320,847)             $  (33,078)           $ (377,716)         $  (85,173)
                                              ==========              ==========            ==========          ==========
Reported net loss                             $ (320,847)             $  (37,712)           $ (377,716)         $  (99,479)
Add back: goodwill amortization                       --                   4,634                    --              10,803
                                              ----------              ----------            ----------          ----------
Adjusted net loss                             $ (320,847)             $  (33,078)           $ (377,716)         $  (88,676)
                                              ==========              ==========            ==========          ==========
NET LOSS BEFORE EXTRAORDINARY ITEM PER
  COMMON SHARE, BASIC AND DILUTED:
As reported                                   $     (3.45)            $     (0.41)          $    (4.06)         $     (1.13)
Goodwill amortization                                 --                     0.05                    --                0.13
                                              ----------              -----------           -----------         -----------
Adjusted                                      $     (3.45)            $     (0.36)          $    (4.06)         $     (1.00)
                                              ===========             ===========           ==========          ===========
NET LOSS PER COMMON SHARE, BASIC AND
DILUTED:
As reported                                   $     (3.45)            $     (0.41)          $    (4.06)         $     (1.17)
Goodwill amortization                                 --                     0.05                    --                0.13
                                              ----------              -----------           -----------         -----------
Adjusted                                      $     (3.45)            $     (0.36)          $    (4.06)         $     (1.04)
                                              ===========             ===========           ==========          ===========

8.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                           SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                           ------------------         -----------------
                                                               (UNAUDITED)
         Senior secured debt                                   $  200,000                $  187,162
         12 7/8% senior discount notes                            260,573                   237,207
         12 1/2% senior notes                                     250,000                   250,000
         13 5/8% senior notes                                     150,000                   150,000
                                                               ----------                ----------
            Total debt                                            860,573                   824,369
         Less current maturities                                       --                        --
                                                               ----------                ----------
         Long-term debt, excluding current maturities          $  860,573                $  824,369
                                                               ==========                ==========

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)


     SENIOR SECURED CREDIT FACILITY

     On February 14, 2001, Alamosa Holdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower; entered into a $280 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions. On March 30, 2001, this credit facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. This credit facility was again amended in August 2001 to reduce the maximum borrowing to $225 million consisting of a 7-year senior secured 12-month delayed draw term loan facility of $200 million and a 7-year senior secured revolving credit facility in an aggregate principal amount of up to $25 million. On February 11, 2002, the Company drew the remaining $12,838 on the term portion of the Senior Secured Credit Facility. No advances have been taken on the revolving portion of the Senior Secured Credit Facility.

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

     On September 26, 2002 the Company entered into the sixth amendment to the amended and restated credit agreement which among other things, extended Stage I covenants for an additional quarter and modified certain financial and statistical covenants. Specifically, the new agreement modified the covenant addressing minimum subscribers such that the minimum subscriber requirement is now 575,000 at September 30, 2002, 610,000 at December 31, 2002 and 620,000 at March 31, 2003. In addition to the covenant modifications, the overall interest rate was increased by 25 basis points such that the interest margin as a result of the amendment is 4.25% for LIBOR borrowings and 3.25% for base rate borrowings.

     The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25,000 revolving portion of the Senior Secured Credit Facility. The first $10,000 can be drawn if cash balances fall below $15,000 and the Company substantiates through tangible evidence the need for such advances. The remaining $15,000 is available only at such time as the leverage ratio is less than or equal to 5.5 to 1.

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

     Approximately $39.1 million of the proceeds of the 13 5/8% Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 13 5/8% Senior Notes, the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes. Approximately $66 million of the proceeds were used to pay down a portion of the Senior Secured Credit Facility. The balance was used for general corporate purposes.

9.   INCOME TAXES

     The income tax benefit represents the anticipated recognition of the Company's deductible net operating loss carry forwards. This benefit is being recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from the Roberts, WOW and Southwest mergers.

     The effective tax rate differs from the statutory rate in 2002 primarily due to the fact that the impairment of goodwill is not deductible for tax purposes.

10.  HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

     The Company adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities" on January 1, 2001. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. Approximately $550 and $ 1,608 in cash settlements under derivative instruments classified as hedges is included in interest expense for the three and nine months ended September 30, 2002.

                             ALAMOSA HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)


     As of September 30, 2002, the Company has recorded $3,813 in "other noncurrent liabilities" relative to the fair value of derivative instruments including $2,650 representing derivative instruments that qualify for hedge accounting under SFAS No. 133. In addition, the Company has recorded $12 in "other noncurrent assets" at September 30, 2002 related to the fair value of derivative instruments. During the nine month period ended September 30, 2002, the Company recognized losses of $704 (net of income tax benefit of $431) in other comprehensive income. During the nine month period ended September 30, 2001, the Company recognized losses of $1,228 (net of income tax benefit of $680) in other comprehensive income. Other comprehensive income appears as a separate component of Stockholders' Equity as "Accumulated other comprehensive income," as illustrated below:


                                            Three months ended September 30,       Nine months ended September 30,
                                           ----------------------------------     ---------------------------------
                                               2002                 2001              2002                2001
                                           --------------     ---------------     --------------     --------------
        Net loss                           $   (320,847)      $      (37,712)     $    (377,716)     $      (99,479)
        Change in fair values of
           derivative instruments, net
           of income tax benefit of
           $279, $773, $431 and $680,
           respectively                            (456)              (1,394)              (704)             (1,228)
                                           --------------     ---------------     --------------     --------------
        Comprehensive loss                 $   (321,303)      $      (39,106)     $    (378,420)     $     (100,707)
                                           ==============     ===============     ==============     ==============

11.  COMMITMENTS AND CONTINGENCIES

     ACCESS REVENUE REFUND -- On July 3, 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an interexchange carrier ("IXC"), and Sprint Spectrum L.P., a Commercial Mobile Radio Service ("wireless carrier"). This ruling addressed the wireless carrier charging terminating access fees to the IXC for calls terminated on a wireless network indicating such fees could be assessed; however the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges. As a result of this ruling, Sprint has requested that the Company refund approximately $1.4 million of a total $5.6 million in amounts that had been previously paid to the Company by Sprint relative to terminating access fees. Although the Company intends to contest the refund of these amounts, a liability has been recorded in the consolidated financial statements as of September 30, 2002.

     LITIGATION -- The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and
     (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices.

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

     NYSE LISTING REQUIREMENTS -- The Company is listed on the New York Stock Exchange ("NYSE") and is subject to various listing requirements set forth by the NYSE. The Company received written notice from the NYSE on August 29, 2002 indicating that the Company had fallen below the requirements to
     (1) maintain an average closing price that is not less than $1.00 per share over a consecutive 30 trading-day period and (2) to maintain an average global market capitalization over a consecutive 30 trading-day period of not less than $100 million. The Company submitted a proposed business plan to the NYSE on October 15, 2002 to address plans to cure the violations of listing requirements and is awaiting approval of the plan by the NYSE.

12.  EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact that the adoption of SFAS No. 143 will have on the Company's results of operations, financial position and cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001. As discussed in Note 7, the impairment of goodwill recorded as a result of the Company's annual testing under SFAS 142 triggered an impairment analysis under SFAS 144 relative to the Company's other long-lived assets.

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

     A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

     o    our dependence on our affiliation with Sprint;

     o    shifts in populations or network focus;

     o    changes or advances in technology;

     o    changes in Sprint's national service plans or fee structure with us;

     o    difficulties in network construction;

     o    increased competition in our markets;

     o    failure to consummate anticipated acquisitions or financings;

     o    customer credit quality; and

     o the potential to experience a continued high rate of customer turnover.

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

GENERAL

     Since our inception in 1998, we have incurred substantial costs in connection with negotiating our contracts with Sprint, obtaining our debt financing, completing our public equity offerings, engineering our wireless PCS network, developing our business infrastructure and building out our portion of Sprint's PCS network. Prior to the launch of our first market in June 1999, we did not have any markets in operation and we had no customers. At September 30, 2002, we have approximately 591,000 subscribers. As of September 30, 2002, our accumulated deficit is $639.1 million and we have spent a cumulative total of approximately $637 million in capital expenditures (including that spent by Roberts, WOW and Southwest prior to our acquisition) in connection with constructing our portion of Sprint's PCS network and developing our business infrastructure including the establishment of our retail distribution channels. While we anticipate operating losses to continue, we expect revenue to continue to increase substantially as our subscriber base increases.

     On July 17, 1998, we entered into our original affiliation agreements with Sprint. We subsequently amended our original agreements in 1999 to add additional territories to our licensed area. In the first quarter of 2001, we completed the acquisitions of Roberts, WOW and Southwest bringing our total licensed POPs to approximately 15.8 million at September 30, 2002.

     As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless, mobility communications network services under the Sprint brand name in our licensed territory. We are responsible for building, owning and managing the portion of Sprint's PCS network located in our territory. We offer national plans designed by Sprint and can offer local plans tailored to our market demographics. Our portion of Sprint's PCS network is designed to offer a seamless connection with Sprint's 100% digital PCS nationwide wireless network. We market wireless products and services through a number of distribution outlets located in our territories, including our own retail stores, major national distributors and local third party distributors.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS -- Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. Under Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program. The NDASL program was replaced by the "Clear Pay" program in November 2001, which reinstated the deposit requirement for certain of the lowest credit class customers, and features increased back office controls with respect to collection efforts. We reinstated the deposit for customers in certain credit classes on the Clear Pay program as of February 24, 2002 and we have modified the requirement in certain markets since then.

     REVENUE RECOGNITION -- We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service unless waived. We defer this activation fee and the related expense and record the activation fee revenue and expense over the estimated average life of our customers which ranges from 12 to 36 months depending on credit class and based on our past experience. We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

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

     ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS -- In connection with our acquisitions of Roberts, WOW and Southwest in the first quarter of 2001, we recorded certain intangible assets including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset is being amortized over the estimated life of the acquired subscribers or approximately 3 years.

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

     SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of our goodwill. We will perform this assessment annually and the first such assessment was done as of July 31, 2002.

     The annual assessment as of July 31, 2002 was performed with the assistance of a nationally recognized appraisal firm. In performing the evaluation, the appraisal firm used information from various sources including, but not limited to, current stock price, transactions involving similar companies, the business plan prepared by management and our current and past operating results. The appraisal firm used a combination of the guideline transaction approach, the discounted cash flow approach and the public price approach to determine the fair value of the Company which had been determined to be the single reporting unit. The guideline transaction approach used a sample of recent wireless service provider transactions to determine an average price per POP and price per customer. The discounted cash flow approach used the projected discounted future cash flows and residual values of the Company to determine the indicated value of invested capital. The public price approach was based on the market price for our publicly traded equity securities along with an estimated premium for control. This was combined with the carrying value of our debt securities to arrive at the indicated value of invested capital. The results of this valuation indicated that the fair value of the reporting unit was less than the carrying amount.

     Based on the indicated impairment resulting from this valuation, we proceeded to the second step of the annual impairment testing which involves allocating the fair value of the reporting unit to its identifiable assets and liabilities as if the reporting unit had been acquired in a business combination where the purchase price is considered to be the fair value of the reporting unit. Any unallocated purchase price is considered to be the fair value of goodwill. The second step of this impairment test has not been completed as of the filing of the Form 10-Q for the quarter ended September 30, 2002 and will be completed in the fourth quarter of 2002. An impairment charge of $291,635 was recorded in the third quarter of 2002 to reflect our best estimate of the potential goodwill impairment as of July 31, 2002. After the completion of the second step, any change in the estimated amount of impairment will be recorded in the fourth quarter of 2002. This impairment charge is included as a separate line item in the consolidated statements of operations for the three and nine months ended September 30, 2002.

     LONG-LIVED ASSET RECOVERY -- Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise approximately 82 percent of our total assets. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions such as increased competition, lower average revenue per user ("ARPU"), etc., could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. The impairment of goodwill discussed above was deemed to be a "triggering event" requiring impairment testing of our other long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. No additional impairment was recorded as a result of this test. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

     INCOME TAXES -- We utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

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

     RELIANCE ON THE TIMELINESS AND ACCURACY OF DATA RECEIVED FROM SPRINT -- We place significant reliance on Sprint as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint. We make significant estimates in terms of revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from Sprint. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint could have a material adverse effect on our results of operations and cash flow.

CONSOLIDATED RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

     SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS -- We had total subscribers of approximately 591,000 at September 30, 2002 compared to approximately 404,000 at September 30, 2001. This growth came as a result of increasing our network coverage from 10.8 million to 11.5 million covered POPs providing additional marketing opportunities. Monthly churn (rate of deactivation of existing subscribers) for the third quarter of 2002 was approximately 3.8 percent compared to approximately 2.7 percent for the third quarter of 2001. This increase in churn is a result of higher involuntary deactivations related to lower credit quality customers obtained during the second half of 2001 and early 2002 as a result of removing the requirement that these customers pay a security deposit. This deposit requirement was reinstated on February 24, 2002 and we have modified the requirement in certain markets since then. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers. Our cost per gross addition ("CPGA") includes handset subsidies, and selling and marketing costs and was $442 per activation in the third quarter of 2002 compared to $324 in the third quarter of 2001. This increase is due to a lower number of activations in the third quarter of 2002 compared to the third quarter of 2001 due to the reimplementation of deposit requirements for lower credit quality customers and increased levels of competition in the marketplace. Due to this lower level of activations, our fixed marketing dollars were spread over fewer customer activations.

     SERVICE REVENUE -- Service revenues consist of revenue from subscribers and roaming revenue earned when customers from other carriers roam onto our portion of Sprint's PCS network. Subscriber revenue consists of revenue earned from our subscribers for monthly service under their service plans. Subscriber revenue also includes activation fees and charges for the use of various features including the wireless web, voice activated dialing, etc.

     Subscriber revenues were $103,642 for the three months ended September 30, 2002 compared to $67,559 for the three months ended September 30, 2001. This increase of 53 percent was due to the increase in subscribers from approximately 404,000 subscribers at September 30, 2001 to approximately 591,000 subscribers at September 30, 2002. ARPU before roaming revenue declined in the third quarter of 2002 to $60 compared to $63 in the third quarter of 2001. Subscriber revenues were $289,720 for the nine months ended September 30, 2002 compared to $151,372 for the nine months ended September 30, 2001. This increase of 91 percent was also due to the increase in subscribers discussed above. ARPU before roaming revenue and a one-time revenue adjustment for terminating access revenue was $59 for the nine months ended September 30, 2002 compared to $62 for the nine months ended September 30, 2001.

     In July 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an interexchange carrier ("IXC"), and Sprint Spectrum L.P., a Commercial Mobile Radio Service ("wireless carrier"). This ruling addressed the wireless carrier charging terminating access fees to the IXC for calls terminated on a wireless network indicating such fees could be assessed; however the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges. As a result of this ruling, Sprint has requested that we refund amounts that had been previously paid to us by Sprint relative to terminating access fees. Although we have contested the refund of these amounts, we recorded an adjustment in 2002 to reflect this liability of approximately $5.6 million in the consolidated financial statements.

     Roaming revenue is primarily comprised of revenue from Sprint and other PCS subscribers based outside of our territories that roam onto our portion of Sprint's PCS network. We have a reciprocal roaming rate arrangement with Sprint where per minute charges for inbound and outbound roaming are identical. This rate was 20 cents per minute during the first quarter of 2001, declining to 15 cents on June 1, 2001; 12 cents on October 1, 2001 and declined to 10 cents per minute as of January 1, 2002. The toll rate for long distance charges associated with travel minutes was 6 cents per minute for 2001 and was approximately 2 cents per minute in 2002. The decline in rates was offset by significant increases in roaming minutes due to the fact that we added additional cell sites which allowed us to capture this additional roaming traffic as well as growth in the customer bases of Sprint and other PCS providers. The reciprocal rate is expected to remain at 10 cents through December 31, 2002. We have been notified by Sprint that the reciprocal rate will be 5.8 cents per minute beginning January 1, 2003. The toll rate for long distance is expected to remain at approximately 2 cents per minute. We had approximately 307 million minutes of inbound roaming traffic in the third quarter of 2002 compared to approximately 153 million minutes in the third quarter of 2001. The increase in minutes offset by the decrease in rates accounted for the 24 percent overall increase in roaming revenue to $39,129 in the third quarter of 2002 from $31,594 in the third quarter of 2001. Roaming revenue for the nine months ended September 30, 2002 was $99,154 compared to $67,204 during the nine months ended September 30, 2001. This increase of 48 percent was driven by the volume of roaming traffic on our network as the blended rate for the first nine months of 2002 was lower than that in 2001 due to the rate changes discussed previously. We had approximately 780 million minutes of inbound roaming traffic in the nine months ended September 30, 2002 compared to approximately 333 million minutes for the nine months ended September 30, 2001. This was made possible by our placing over 180 new sites on air from September 30, 2001 to September 30, 2002 to capture this traffic as well as a significant increase in the volume of inbound traffic from PCS carriers other than Sprint.

     PRODUCT SALES AND COST OF PRODUCTS SOLD -- We record revenue from the sale of handsets and accessories, net of an allowance for returns, as products sales. Product sales revenue and costs of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset.

     Products sales revenue for the third quarter of 2002 was $4,657 compared to $8,721 for the third quarter of 2001. Cost of products sold for the third quarter of 2002 was $12,904 compared to $16,591 in the third quarter of 2001. As such, the subsidy on handsets sold through our retail and local indirect channels was $8,247 in the third quarter of 2002 and $7,870 in the third quarter of 2001. On a per activation basis, the subsidy was approximately $160 per activation in the third quarter of 2002 and approximately $121 per activation in the third quarter of 2001. The increase in subsidy per activation is due to more aggressive promotional efforts in the third quarter of 2002 which involved a higher level of instant rebates and other discounts on handset prices.

     Product sales revenue for the nine months ended September 30, 2002 was $17,730 compared to $18,668 for the nine months ended September 30, 2001. Cost of products sold for the nine months ended September 30, 2002 was $36,134 compared to $35,150 for the nine months ended September 30, 2001. As such, the subsidy on handsets sold through our retail and local indirect channels was $18,404 for the nine months ended September 20, 2002 and $16,482 for the nine months ended September 30, 2001. On a per activation basis, the subsidy was approximately $128 per activation for the nine months ended September 30, 2002 and approximately $107 per activation for the nine months ended September 30, 2001. The increase in subsidy per activation is due to more aggressive promotional efforts in the first nine months of 2002 which involved a higher level of instant rebates and other discounts on handset prices.

     COST OF SERVICE AND OPERATIONS -- Cost of service and operations includes the costs of operating our portion of Sprint's PCS network. These costs include items such as outbound roaming fees, long distance charges, tower leases and maintenance as well as backhaul costs. In addition, it includes the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care as well as our provision for estimated uncollectible accounts. Expenses of $92,560 in the third quarter of 2002 were 37 percent higher than the $67,698 incurred in the third quarter of 2001. This increase in cost is the result of the completion of the build out of our network which drove an increase in the number of subscribers using our network. In addition, costs of service and operations are driven by the volume of traffic on our network. Total minutes of use on our network were 1,074 million minutes in the third quarter of 2002 compared to 581 million minutes in the third quarter of 2001 for an increase in traffic of 85 percent. Expenses of $256,378 in the nine months ended September 30, 2002 were 66 percent higher than the $154,620 incurred in the nine months ended September 30, 2001. This increase was also due to the increase in our subscribers and the increased volume of traffic on our network. Total minutes of use on our network were 2,994 million minutes in the nine months ended September 30, 2002 compared to 1,338 million minutes in the nine months ended September 30, 2001.

     SELLING AND MARKETING -- Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $4,618 and $12,483 in the third quarter and first nine months of 2002, respectively, compared to $5,264 and $9,697 in the third quarter and first nine months of 2001, respectively. Total selling and marketing expenses of $32,503 in the third quarter of 2002 were 4 percent higher than the $31,367 incurred in the third quarter of 2001 due to the expansion of our distribution channels resulting from the additional markets launched during 2001. Total selling and marketing expenses of $88,360 in the nine months ended September 30, 2002 were 20 percent higher than the $73,929 incurred in the nine months ended September 30, 2001 due to the same expansion of our distribution channels through the last three months of 2001 and first nine months of 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses include corporate costs and expenses such as our executive, administrative, human resources and corporate finance areas. General and administrative expenses of $4,102 in the third quarter of 2002 were 16 percent higher than the $3,535 incurred in the third quarter of 2001. General and administrative expenses of $10,890 in the nine months ended September 30, 2002 were consistent with the $10,602 incurred in the nine months ended September 30, 2001.

     DEPRECIATION AND AMORTIZATION -- Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $16,630 in the third quarter of 2002 as compared to $12,774 in the third quarter of 2001. This increase of 30 percent is due to the increase in depreciable costs as a result of our capital expenditures. Depreciation expense of $47,702 in the nine months ended September 30, 2002 was 55 percent higher than the $30,745 incurred in the nine months ended September 30, 2001 due to the increase in depreciable costs as a result of our capital expenditures.

     Amortization expense of $10,267 and $30,402 in the third quarter and first nine months of 2002, respectively, relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. We recorded two identifiable intangibles in connection with each of the acquisitions consisting of values assigned to the agreements with Sprint and the customer base acquired in connection with each of the three acquisitions. Amortization expense in the third quarter and first nine months of 2001 was $14,531 and $33,731 which included $4,634 and $10,803 in amortization of goodwill recorded in connection with the acquisitions of Roberts, WOW and Southwest. We adopted the provisions of SFAS No. 142 on January 1, 2002 as discussed in "Critical Accounting Policies" which resulted in no amortization of goodwill being recorded in the first nine months of 2002.

     IMPAIRMENT OF GOODWILL -- In accordance with the provisions of SFAS No. 142 we performed our first annual assessment of goodwill for impairment as of July 31, 2002. The results of the first step of this assessment indicated that goodwill was impaired and we recorded an estimated impairment charge of $291,635 in the third quarter of 2002. Upon completion of the second step of the impairment testing, any change in the estimated amount of impairment will be recorded in the fourth quarter of 2002.

     IMPAIRMENT OF PROPERTY AND EQUIPMENT -- In the nine months ended September 30, 2002 we recorded impairment of property and equipment in the amount of $1,332 related to a switching facility that was closed.

     NON-CASH COMPENSATION -- Non-cash compensation expense related to stock options that were granted to employees with exercise prices that were below then current market prices. This expense was being recorded over the vesting period of the underlying options. Compensation expense relative to these options was $183 in the first nine months of 2001. No non-cash compensation expense was recorded in the first nine months of 2002 as all options that had originally been granted with exercise prices below then current market prices had been forfeited by the holders prior to January 1, 2002.

     OPERATING LOSS -- Our operating loss for the third quarter and first nine months of 2002 was $313,173 and $356,229, respectively, compared to $38,622 and $101,716 for the third quarter and first nine months of 2001. This increase is attributable to the $291,635 impairment of goodwill recorded in the third quarter of 2002 offset by the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers who generate ARPU that is relatively stable.

     INTEREST AND OTHER INCOME -- Interest and other income represents amounts earned on the investment of excess equity and debt offering proceeds. Income of $678 in the third quarter of 2002 was 73 percent less than the $2,531 earned in the third quarter of 2001 due to declining interest rates and the fact that excess cash and investments were liquidated during the fourth quarter of 2001 as well as the first and second quarters of 2002, in connection with funding our capital expenditures and net operating cash flow outflow. Income of $2,882 in the nine months ended September 30, 2002 was 73 percent less than the $10,718 earned in the first nine months of 2001 due to declining interest rates and the fact that excess cash and investments were liquidated during the last three months of 2001 in connection with funding our capital expenditures and net operating cash outflow.

     INTEREST EXPENSE -- Interest expense for the third quarter of 2002 includes non-cash interest accreted on our 12 7/8% Senior Discount Notes of $8,034 as well as interest accrued on the two senior notes issued during 2001 and interest on our senior secured debt. The increase in total interest expense to $26,158 from $23,626 in the third quarter of 2001 is due to the increased level of debt after the two issuance of senior notes in 2001 and the increased level of advances under senior secured borrowings. Interest expense for the nine months ended September 30, 2002 of $76,832 was 32 percent higher than the $58,289 incurred in the nine months ended September 30, 2001 due to the two additional senior notes borrowings in 2001 as well as the increased level of advances under senior secured borrowings.

     EXTRAORDINARY ITEM -- In connection with the closing of our Senior Secured Credit Facility in February 2001, we drew down on that facility and used the proceeds to repay the Nortel/EDC credit facility which was in place at the time. We had originally capitalized loan costs in connection with obtaining the Nortel/EDC credit facility that had a remaining unamortized balance of $5,472. The extraordinary loss recorded in 2001 represents the $5,472 in unamortized loan costs written off, net of a tax benefit of $1,969 relative to this loss.

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

NYSE LISTING REQUIREMENTS

     We are listed on the New York Stock Exchange ("NYSE") and is subject to various listing requirements set forth by the NYSE. We received written notice from the NYSE dated August 23, 2002 indicating that we had fallen below the requirements to (1) maintain an average closing price that is not less than $1.00 per share over a consecutive 30 trading-day period and (2) to maintain an average global market capitalization over a consecutive 30 trading-day period of not less than $100 million. We submitted a proposed business plan to the NYSE on October 15, 2002 in response to their letter to address our plans to cure the violations of the listing requirements and we are awaiting approval of the plan by the NYSE.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES -- Operating cash flows were negative $41,553 in the first nine months of 2002 and negative $98,415 in the first nine months of 2001. The increase in operating cash flows of $56,862 is primarily related to a decrease in net loss before non-cash items of $58,335.

     INVESTING ACTIVITIES -- Our investing cash flows were a negative $77,908 in the first nine months of 2002 compared to a negative $125,619 in the first nine months of 2001. Our cash capital expenditures for the first nine months of 2002 totaled $80,939 while our cash capital expenditures for the first nine months of 2001 totaled $101,462. In the first nine months of 2001, we also incurred $37,617 in acquisition related costs relative to the acquisitions of Roberts, WOW and Southwest.

     FINANCING ACTIVITIES -- Our financing cash flows decreased in the first nine months of 2002 to $71,200 from $185,345 in the first nine months of 2001. In the first nine months of 2002 we received $12,838 in proceeds representing the remaining borrowings under the term portion of our Senior Secured Credit Facility as well as $59,705 in restricted cash which was released from escrow to make interest payments on the 12 1/2% Senior Notes and the 13 5/8% Senior Notes. In the first nine months of 2001, we received $384,046 in net proceeds from the offering of our 12 1/2% and 13 5/8% Senior Notes offset by net repayment of secured debt of $86,422, debt issuance costs of $16,315 and $96,336 in funds placed into escrow to secure debt service requirements.

CAPITAL REQUIREMENTS

     Our capital expenditure requirements for 2002 are expected to be less than $75 million which includes upgrading our portion of Sprint's PCS network to 1XRTT. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is expected to continue to be positive for the remainder of 2002 as we continue to realize the benefits of the subscriber growth that we have experienced over the past two years. We expect to be free cash flow positive (EBITDA less capital expenditures and cash interest expense) for the first time in 2003 and believe we are fully funded to that point as discussed below.

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

     On November 13, 2001, we completed an underwritten secondary offering of our common stock pursuant to which certain of our stockholders sold an aggregate of 4,800,000 shares at a public offering price of $14.75 per share. We did not receive any proceeds from the sale of these shares, however the underwriters were granted an option to purchase up to 720,000 additional shares of common stock to cover over-allotments. This option was exercised on

November 16, 2001 and we received net proceeds from the sale of these shares after offering costs of approximately $9.1 million which were used for general corporate purposes.

     As of September 30, 2002, we had $56,411 in cash and cash equivalents plus an additional $34,988 in restricted cash held in escrow for debt service requirements. We also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility subject to the restrictions discussed below. We believe that this $116,399 in cash and available borrowings is sufficient to fund working capital, capital expenditure and debt service requirements through the point where we generate free cash flow.

     On September 26, 2002 we entered into the sixth amendment to the amended and restated credit agreement relative to the Senior Secured Credit Facility which among other things, extended Stage I covenants for an additional quarter and modified certain financial and statistical covenants. Specifically, the new agreement modified the covenant addressing minimum subscribers such that the minimum subscriber requirement is now 575,000 at September 30, 2002, 610,000 at December 31, 2002 and 620,000 at March 31, 2003. As a result of the amendment, we are required to maintain a minimum cash balance of $10,000. In addition to the covenant modifications, the overall interest rate was increased by 25 basis points such that the interest margin as a result of the amendment is 4.25% for LIBOR borrowings and 3.25% for base rate borrowings.

     The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25,000 revolving portion of the Senior Secured Credit Facility. The first $10,000 can be drawn if cash balances fall below $15,000 and we substantiate through tangible evidence the need for such advances. The remaining $15,000 is available only at such time as the leverage ratio is less than or equal to 5.5 to 1.

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

     INFLATION -- We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

FUTURE TRENDS THAT MAY AFFECT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

     We may not be able to sustain our planned growth or obtain sufficient revenue to achieve and sustain profitability. Recently, we have experienced slowing net customer growth. Net customer growth was approximately 48,000 net subscribers in the first quarter of 2002, 20,000 net subscribers in the second quarter of 2002 and recently 20,000 net subscribers in the third quarter of 2002. This trend is attributable to increased churn and competition, slowing wireless subscriber growth and weakened consumer confidence. We are currently experiencing operating losses as we continue to add subscribers which requires a significant up-front investment in acquiring those subscribers. If the current trend of slowing net customer growth does not increase, it will lengthen the amount of time it will take for us to reach a sufficient number of customers to achieve free cash flow, which in turn will have a negative impact on liquidity and capital resources. Our business plan reflects continuing growth in subscribers and eventual free cash flow in 2003 as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers.

     We may continue to experience higher costs to acquire customers. For the third quarter of 2002, our CPGA was $442 per activation compared to $402 per activation in the second quarter of 2002 and $340 per activation in the first quarter of 2002. The fixed costs in our sales and marketing organization are being allocated among a smaller number of activations due to the slowdown in subscriber growth. In addition, handset subsidies have been increasing due to more aggressive promotional efforts. With a higher CPGA, customers must remain on our network for a longer period of time at a stable ARPU to recover those acquisitions costs.

     We may continue to experience a higher churn rate. Our average customer monthly churn (net of deactivations that take place within 30 days of the activation date) for the quarter ended September 30, 2002 was 3.8 percent. This rate of churn is the highest that we have experienced since inception of the Company and compares to 2.7 percent in the quarter ended September 30, 2001. We expect that in the near term churn will remain higher than historical levels as a result of a greater percentage of sub-prime versus prime credit class customers imbedded in the subscriber base in our territory as a result of various programs that were run during 2001 and the first two months of 2002 which encouraged sub-prime credit individuals to subscribe to our service. We have experienced a significantly higher rate of involuntary deactivations due to non-payment relative to these customers. If the rate of churn continues at current rates or increases over the long-term, we would lose the cash flow attributable to these customers and have greater than projected losses.

     We may experience a significantly lower reciprocal roaming rate with Sprint in 2003 and thereafter. Under our original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate. On April 27, 2001, we entered into an agreement with Sprint which reduced the reciprocal roaming rate from 20 cents per minute to 15 cents per minute beginning June 1, 2001, and to 12 cents per minute on October 1, 2001. Beginning January 1, 2002 and throughout the year ending December 31, 2002, the rate will be 10 cents per minute. We have been notified by Sprint that beginning January 1, 2003, the reciprocal rate will be
5.8 cents per minute. We are currently a net receiver of roaming with Sprint meaning that other PCS customers roam onto our portion of Sprint's PCS network at a higher rate than our customers roam onto other portions of Sprint's PCS network. The ratio of inbound to outbound Sprint PCS travel minutes was 1.14 to 1 for the third quarter of 2002 and we expect this margin to trend to 1 to 1 over time.

     Our ability to borrow funds under the revolving portion of the Senior Secured Credit Facility may be limited due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements covering our Senior Secured Credit Facility. We amended our credit agreement on September 26, 2002 and modified certain of the financial and operating covenants and are in compliance with the lending agreement at September 30, 2002. We believe we will meet the requirements of these covenants in future periods, however, if we do not, our ability to access the remaining $25,000 in the form of the revolving portion of the Senior Secured Credit Facility could be limited which could have a material adverse impact on our liquidity.

     We may incur significant handset subsidy costs for existing customers who upgrade to a new handset. As our customer base matures and technological advances in our services take place, more existing customers will begin to upgrade to new handsets to take advantage of these services. We do not have any historical experience regarding the rate at which existing customers upgrade their handsets and if more customers upgrade than we are currently anticipating, it could have a material adverse impact on our earnings and cash flows.

     We may not be able to access the credit or equity markets for additional capital if the liquidity discussed above is not sufficient for the cash needs of our business. We continually evaluate options for additional sources of capital to supplement our liquidity position and maintain maximum financial flexibility. If the need for additional capital arises due to our actual results differing significantly from our business plan or for any other reason, we may be unable to raise additional capital.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are in the process of evaluating the impact that the adoption of SFAS No. 143 will have on our results of operations, financial position and cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material impact on our results of operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is expected to result in a reclassification of the extinguishment of debt that we reported in the first quarter of 2001.

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

     GENERAL HEDGING POLICIES -- We enter into interest rate swap and collar agreements to manage our exposure to interest rate changes on our variable rate term portion of our Senior Secured Credit Facility. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and through legal review of contracts. We also control exposure to market risk by regularly monitoring changes in interest rate positions under normal and stress conditions to ensure that they do not exceed established limits. Our derivative transactions are used for hedging purposes only and comply with Board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

     INTEREST RATE RISK MANAGEMENT -- Our interest rate risk management program focuses on minimizing exposure to interest rate movements by setting an optimal mixture of floating and fixed-rate debt. We utilize interest rate swaps and collars to adjust our risk profile relative to our floating rate Senior Secured Credit Facility. We have hedges in place on approximately 42 percent of the outstanding advances under our Senior Secured Credit Facility at September 30, 2002.

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, capital leases and the credit facility financing based on our projected level of long-term indebtedness:

                                                                           YEARS ENDING DECEMBER 31,
                                             -----------------------------------------------------------------------------------
                                              2002           2003           2004           2005           2006        THEREAFTER
                                             ------         ------         ------         ------         ------       ----------
                                                                  (DOLLARS IN MILLIONS)
 Fixed Rate Instruments
   12 7/8% senior discount notes ....      $    269       $    305       $    345       $    350       $    350       $     --
     Fixed interest rate ............        12.875%        12.875%        12.875%        12.875%        12.875%        12.875%
     Principal payments .............            --             --             --             --             --            350
   12 1/2% senior notes .............           250            250            250            250            250             --
     Fixed interest rate ............        12.500%        12.500%        12.500%        12.500%        12.500%        12.500%
     Principal payments .............            --             --             --             --             --            250
   13 5/8% senior notes .............           150            150            150            150            150             --
     Fixed interest rate ............        13.625%        13.625%        13.625%        13.625%        13.625%        13.625%
     Principal payments .............            --             --             --             --             --            150
 Capital leases
   Annual minimum lease payments (1)       $  1.126       $  1.305       $  0.586       $  0.161       $  0.162       $  1.019
   Average interest rate ............        12.327%        12.327%        12.327%        12.327%        12.327%        12.327%
 Variable Rate Instruments:
   Senior Secured Credit Facility (2)      $    225       $    225       $    200       $    149       $     93       $     --
   Average interest rate (3) ........          9.44%          9.44%          9.44%          9.44%          9.44%          9.44%
     Principal payments .............            --             --             25             51             56             93

(1) These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

(2) The amounts represent estimated year-end balances under the credit facility based on a projection of the funds borrowed under that facility pursuant to our current plan of network build-out.

(3) Interest rate on the Senior Secured Credit Facility advances equal, at our option, either (i) the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which is initially 4.25% for LIBOR borrowings and 3.25% for base rate borrowings. The applicable interest margins are subject to reductions under a pricing grid based on ratios of our total debt to our earnings before interest, taxes, depreciation and amortization ("EBITDA"). The interest rate margins will increase by an additional 200 basis points in the event we fail to pay principal, interest or other amounts as they become due and payable under the Senior Secured Credit Facility.

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

     At September 30, 2002, we had entered into the following interest rate swaps:

     INSTRUMENT                     NOTIONAL       TERM       FAIR VALUE
     ----------                     --------       ----       ----------
     4.9475% Interest rate swap     $21,690        3 years     $(1,178)
     4.9350% Interest rate swap     $28,340        3 years      (1,472)
                                                               -------
                                                               $(2,650)
                                                               =======

     These swaps are designated as cash flow hedges such that the fair value is recorded as a liability in the September 30, 2002 consolidated balance sheet with changes in fair value (net of tax) shown as a component of other comprehensive income.

     We also entered into an interest rate collar with the following terms:

     NOTIONAL    MATURITY   CAP STRIKE PRICE   FLOOR STRIKE PRICE   FAIR VALUE
     --------    --------   ----------------   ------------------   ----------

     $28,340     5/15/04        7.00%               4.12%           $(1,153)

     This collar does not receive hedge accounting treatment such that the fair value is reflected as a liability in the September 30, 2002 consolidated balance sheet and the change in fair value has been reflected as an adjustment to interest expense.

     We also entered into an interest rate cap agreement during the first quarter of 2002 with the following terms:

     NOTIONAL     MATURITY       STRIKE PRICE     FAIR VALUE
     --------     --------       ------------     ----------
     $5,000       5/21/04           7.00%            $2

     This cap does not receive hedge accounting treatment such that the fair value is reflected as an asset in the September 30, 2002 consolidated balance sheet and the change in fair value has been reflected as an adjustment to interest expense.

     These fair value estimates are subjective in nature and involve uncertainties and matters of considerable judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II -- OTHER INFORMATION

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

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following set forth those exhibits filed pursuant to Item 601 of Regulation S-K:

          EXHIBIT INDEX

          Exhibit Number   Exhibit Title
          --------------   -------------
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

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALAMOSA HOLDINGS, INC.
                                    Registrant


                                    /s/ David E. Sharbutt
                                    -------------------------------------------
                                    David E. Sharbutt
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Kendall W. Cowan
                                    -------------------------------------------
                                    Kendall W. Cowan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David E. Sharbutt, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Alamosa Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the discloser controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
         -----------------


                         /s/ David E. Sharbutt
                         -------------------------------------------------------
                         David E. Sharbutt, Chairman and Chief Executive Officer

I, Kendall W. Cowan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Alamosa Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the discloser controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                       /s/ Kendall W. Cowan
                                       -----------------------------------------
                                       Kendall W. Cowan, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number     Exhibit Title
--------------     -------------

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.