Form 10-K
period 2002-12-31
ALAMOSA HOLDINGS INC
filed 2003-03-31
CIK 1120102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________   to ___________

                    ----------------------------------------
                         COMMISSION FILE NUMBER: 0-32357

                             ALAMOSA HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       75-2890997
(State or other jurisdiction of incorporation                (I.R.S.  Employer
or organization)                                             Identification No.)

  5225 SOUTH LOOP 289, LUBBOCK, TEXAS                               79424
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (806) 722-1100

           Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS                 NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------

  Common Stock, par value $.01 per share        New York Stock Exchange
  Preferred Stock Purchase Rights               New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: NONE

                    ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [X] NO [ ]

The aggregate market value of the Common Stock as of June 28, 2002 (the last business day of the registrant's most recently completed second quarter), based upon the last sale price of the common stock at June 28, 2002 as reported by the New York Stock Exchange, held by non-affiliates was approximately $81,075,000.

As of March 27, 2003, 94,545,963 shares of Common Stock of the registrant were issued and outstanding.

The registrant's proxy statement for its 2003 annual meeting is hereby incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
PART I
     ITEM 1.      BUSINESS............................................................................................3
     ITEM 2.      PROPERTIES.........................................................................................25
     ITEM 3.      LEGAL PROCEEDINGS..................................................................................25
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................26
PART II
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS................................................................................26
     ITEM 6.      SELECTED FINANCIAL DATA............................................................................27
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION...............................................................................28
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................53
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................55
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE...............................................................................55
PART III
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................56
     ITEM 11.     EXECUTIVE COMPENSATION.............................................................................56
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.........................................................................................56
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................56
     ITEM 14.     CONTROLS AND PROCEDURES............................................................................56
PART IV
     ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K...........................................................................................57
SIGNATURES...........................................................................................................58
CERTIFICATIONS.......................................................................................................59

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

         o    our dependence on back office services provided by Sprint;

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

         o    changes in government regulation;

         o    future acquisitions;

         o    general economic and business conditions; and

         o effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry.

         All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1.  BUSINESS.

         For convenience in this annual report, unless indicated otherwise, "Company," "we," "us," and "our" refer to Alamosa Holdings, Inc. and its subsidiaries. "Sprint PCS" refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P. "Sprint" refers to Sprint Corporation and its affiliates. Statements in this annual report regarding Sprint or Sprint PCS are derived from information contained in our agreements with Sprint, periodic reports and other documents filed by Sprint and Sprint Spectrum L.P. with the Securities and Exchange Commission ("SEC") or press releases issued by Sprint.

         References in this annual report on Form 10-K to us as a provider of wireless personal communications services or similar phrases generally refer to our building, owning and managing our portion of the PCS network of Sprint network pursuant to our affiliation agreements with Sprint. Sprint holds the spectrum licenses and controls the network through its agreements with us.

         All references contained in this annual report on Form 10-K to resident population and residents ("POPs") are based on year-end 2000 population counts compiled by the U.S. Census Bureau adjusted for published population growth rates.

OVERVIEW

         We are the largest PCS Affiliate of Sprint in terms of subscribers and revenues. We have the exclusive right to provide wireless mobility communications network services under the Sprint brand name in a territory encompassing over 15.8 million residents primarily located in Texas, New Mexico, Arizona, Colorado, Wisconsin, Illinois, Oklahoma, Kansas, Missouri, Washington and Oregon. For the year ended December 31, 2002, we generated approximately $555.7 million in revenue and ended the period with approximately 622,000 subscribers.

         We launched Sprint wireless services in Laredo, Texas, in June 1999, and through December 31, 2002, have commenced service in 87 additional basic trading areas ("BTAs"), including markets in territories serviced by companies that we acquired in 2001. At December 31, 2002, our systems covered approximately 11.8 million residents out of approximately 15.8 million total residents in those markets. We have substantially completed the network build-out requirements required by Sprint. The number of residents covered by our system does not represent the number of wireless subscribers that we expect to serve in our territories.

         During the first quarter of 2001, we completed our acquisitions of three PCS Affiliates of Sprint. We acquired Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW") on February 14, 2001. We acquired Southwest PCS Holdings, Inc. ("Southwest") on March 30, 2001. The acquisitions added territories with a total of approximately 6.8 million residents and added approximately 90,000 subscribers. The results of operations for the acquired companies are reflected in our consolidated results from the date of acquisition.

OUR BACKGROUND

         Alamosa (Delaware), Inc. ("Alamosa Delaware") (formerly known as Alamosa PCS Holdings, Inc.) was formed in October 1999 to operate as a holding company and closed its initial public offering in February 2000. Immediately prior to Alamosa (Delaware)'s initial public offering, the founding members of Alamosa PCS LLC received shares of Alamosa (Delaware) common stock in the same proportion to their membership interest in Alamosa PCS LLC.

         On December 14, 2000, Alamosa (Delaware) formed a new holding company pursuant to Section 251(g) of the Delaware General Corporation Law. In that transaction, each share of Alamosa (Delaware) was converted into one share of the new holding company, and the former public company, which was renamed Alamosa (Delaware), Inc. became a wholly-owned subsidiary of the new holding company, which was renamed Alamosa PCS Holdings, Inc.

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

         On February 14, 2001, we also completed our acquisitions of Roberts and WOW. Roberts' service area included 2.5 million people, including the market areas surrounding Kansas City, the world headquarters of Sprint, and St. Louis, and the Interstate 70 corridor connecting the two cities. At the time of the acquisition, Roberts' network covered approximately 1.1 million people. WOW's service area included approximately 1.5 million people, including the market areas of Ellenburg, Yakima and Kennewick, Washington and key travel corridors within Washington and Oregon. At the time of the acquisition, WOW's network covered approximately 800,000 residents.

         On March 30, 2001, we completed our acquisition of Southwest. Southwest's service area, which included approximately 2.8 million people, includes market areas in Texas, Oklahoma, Kansas and Arkansas, encompassing over 2,100 highway miles. At the time of acquisition, Southwest had launched service in 18 markets covering approximately 1.5 million residents.

         In connection with the Roberts and WOW acquisitions, we entered into a Senior Secured Credit Facility (the "Senior Secured Credit Facility") for up to $280.0 million. In connection with the acquisition of Southwest, we increased the amount of the Senior Secured Credit Facility from $280.0 million to $333.0 million. The Senior Secured Credit Facility was reduced to $225.0 million concurrently with the issuance of $150.0 million face amount of senior notes (the "13 5/8 Senior Notes") on August 15, 2001.

OUR RELATIONSHIP WITH SPRINT

         Sprint PCS is a wholly owned tracking group of Sprint Corporation and operates the largest 100% digital, 100% PCS nationwide wireless network in the United States with licenses to provide services to an area consisting of more than 280 million residents in the United States, Puerto Rico and the U.S. Virgin Islands. The PCS network of Sprint uses code division multiple access ("CDMA") technology nationwide. Sprint directly operates its PCS network in major markets throughout the United States and has entered into independent agreements with various PCS Affiliates such as us, under which the PCS Affiliate has agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways.

         We are the largest PCS Affiliate of Sprint based on subscribers and revenues, and our territories adjoin several major PCS markets. The build-out of our territories has significantly extended Sprint wireless coverage in the Southwestern, Northwestern and Midwestern United States of America. Due to our relationship with Sprint, we benefit from:

         BRAND RECOGNITION - We market products and services directly under the Sprint brand name. We benefit from the recognizable Sprint brand name and national advertising as we open markets. We offer PCS pricing plans, promotional campaigns and handset and accessory promotions of Sprint.

         EXISTING DISTRIBUTION CHANNELS - We benefit from relationships with major national retailers who distribute PCS products and services under existing Sprint contracts. These national retailers have approximately 735 retail outlets in our territories. Furthermore, we benefit from sales made by Sprint to customers in our territories through the Sprint national telemarketing sales force, national account sales team and Internet sales capability. These existing distribution channels provide immediate access to customers as our services become available in their area. For more information on our distribution plan, see "Sales and Distribution."

         THE PCS NATIONWIDE NETWORK OF SPRINT - We offer access to the nationwide PCS network of Sprint. The PCS network of Sprint offers service in metropolitan markets across the country representing over 280 million people. We derive additional revenue from Sprint when its wireless customers based outside of our territories roam on our portion of the PCS network of Sprint.

         HIGH CAPACITY NETWORK - Sprint built its PCS network around CDMA digital technology, which we believe provides advantages in capacity, voice-quality, security and handset battery life. For more information on the benefits of this technology, see "Technology--Code Division Multiple Access."

         LICENSED SPECTRUM - Sprint has invested in the wireless mobility communications network service licenses in our territories and shared in costs with us to remove sources of microwave signals that interfere with the licensed spectrum, a process generally referred to as microwave clearing.

         BETTER EQUIPMENT AVAILABILITY AND PRICING - We are able to acquire handsets and other equipment more quickly and at a lower cost than we would without our affiliation with Sprint. For example, Sprint will use commercially reasonable efforts to obtain for us the same discounted volume-based pricing on wireless-related products and warranties as Sprint receives from its vendors.

         ESTABLISHED BACK OFFICE SUPPORT SERVICES - We have contracted with Sprint to provide critical back office services, including customer activation, handset logistics, billing, customer care and network monitoring services. Because we do not have to establish and operate these systems, we are able to capitalize upon Sprint's economies of scale.

         THIRD GENERATION (3G) TECHNOLOGY - We along with Sprint have made the next step towards third generation data services in 2002. We benefit from Sprint's research and development in connection with this nationwide rollout. For more information, see "Products and Services -- Third Generation Services."

MARKETS

         We believe part of our success is attributable to the strategic attractiveness of our markets. We believe our markets are attractive for several reasons:

         o PROXIMITY TO MAJOR PCS MARKETS OF SPRINT - Our markets are located near or around several major PCS markets of Sprint, including Dallas, San Antonio, Kansas City, St. Louis, Phoenix, Seattle, Portland, Milwaukee, Minneapolis, Tulsa and Wichita.

         o FEWER COMPETITORS - We believe that we face a smaller number of competitors in our markets than the typical PCS market of Sprint and fewer competitors than is generally the case for service providers operating in more urban areas.

         o MEXICO/U.S. BORDER - Our territories include more than 75% of the Mexico/U.S. border area.

         o HIGH POPULATION GROWTH MARKETS - The overall population growth rate in our territories has been above the national average for the past ten years.

         The following table lists the location, BTA number, megahertz of spectrum, estimated total residents and estimated covered residents for each of the BTAs that comprise our territories under our affiliation agreements with Sprint as of December 31, 2002. The number of estimated covered residents does not represent the number of wireless subscribers that we expect to be based in our territories.

                                                                     ESTIMATED TOTAL   ESTIMATED COVERED
LOCATION                             BTA NO.(1)   MHZ OF SPECTRUM      RESIDENTS (2)      RESIDENTS (3)
--------------------------------------------------------------------------------------------------------
ARKANSAS
Fayetteville-Springdale-Rogers ....   140           30                     346,200            299,600
Fort Smith ........................   153           30                     331,600            205,700
Little Rock (4) ...................   257           30                      15,700              8,800
Russellville ......................   387           30                     100,400             73,200

ARIZONA
Flagstaff .........................   144           30                     119,700             78,500
Las Vegas, NV (Arizona side) (4) ..   245           30                     157,100            139,000
Prescott ..........................   362           30                     181,800            172,100
Phoenix (4) .......................   347           30                     110,500             13,800
Sierra Vista-Douglas ..............   420           30                     121,000             98,400
Tucson (4) ........................   447           30                       2,000              1,900
Yuma ..............................   486           30                     169,900            166,100

CALIFORNIA
El Centro-Calexico ..............     124           30                     151,500            137,700
San Diego (4) ...................     402           30                       1,000                300


COLORADO
Colorado Springs (4) ............      89           30                       1,300                100
Farmington, NM-Durango, CO .....      139           10                     217,100            120,600
Grand Junction .................      168           30                     257,500            156,300
Pueblo .........................      366           30                     320,100            185,900


ILLINOIS
Carbondale-Marion ...............      67           30                      214,800            142,100

KANSAS
Pittsburgh-Parsons ..............     349           30                       92,100             29,000
Emporia ........................      129           30                       47,900             35,200
Hutchinson (4) ..................     200           30                       29,600             23,200
Manhattan-Junction City .........     275           30                      117,300             90,100
Salina ..........................     396           30                      143,800             64,700

MINNESOTA
La Crosse, WI-Winona, MN .......      234           30                      324,100            208,900
Minneapolis-St. Paul (4) .......      298           30                       85,200             44,000

MISSOURI
Cape Girardeau-Sikeston .........      66           30                      190,200            154,700
Columbia ........................      90           30                      220,200            176,700
Jefferson City ..................     217           30                      167,100            138,900
Kirksville ......................     230           30                       57,400             34,100
Poplar Bluff ....................     355           30                      154,500             47,200
Quincy, IL-Hannibal .............     367           30                      185,700            119,400
Rolla ...........................     383           30                      105,400             69,700
St. Joseph ......................     393           30                      196,900            134,400
Sedalia .........................     414           30                       80,500             48,700
Springfield .....................     428           30                      682,400            481,300
West Plains .....................     470           30                       78,300                 --
Kansas City (4)..................     226           30                       16,800             12,400

NEW MEXICO
Albuquerque .....................       8           10                      851,500            754,200
Carlsbad ........................      68           10                       51,700             50,700
Clovis ..........................      87           30                       76,000             66,000
Gallup ..........................     162           10                      146,000             45,400
Hobbs ...........................     191           30                       55,500             48,800
Roswell .........................     386           10                       82,300             75,100
Santa Fe ........................     407           10                      225,900            172,800
Las Cruces ......................     244           10                      258,400            191,900

OKLAHOMA
Joplin, MO-Miami ................     220           30                      251,000            214,600
Ada .............................       4           30                       54,300             35,300
Ardmore .........................      19           30                       91,500             58,900
Bartlesville ....................      31           30                       49,100             46,100
Enid ............................     130           30                       85,700             53,200
Lawton-Duncan ...................     248           30                      181,300            146,900
McAlester .......................     267           30                       55,100             33,500
Muskogee ........................     311           30                      166,500            107,900
Oklahoma City (4) ...............     329           30                      418,300            318,600
Ponca City ......................     354           30                       49,800             44,600
Stillwater ......................     433           30                       80,000             62,400
Tulsa (4) .......................     448           30                      192,200            121,900

OREGON
Bend ............................      38           30                      166,400            147,900
Coos Bay-North Bend .............      97           30                       84,700             30,400
Klamath Falls ...................     231           30                       81,700             49,200
Medford-Grants Pass .............     288           30                      266,200            228,000
Portland (4) ....................     358           30                       82,600             44,300
Roseburg ........................     385           30                      101,200             70,900
Walla Walla, WA-Pendleton, OR....     460           30                      178,600            128,100

TEXAS
Eagle Pass-Del Rio ..............     121           30                      121,100            116,600
El Paso .........................     128           20                      766,500            746,000
Laredo ..........................     242           30                      232,400            223,100
Wichita Falls ...................     473           30                      224,000            144,000
Abilene .........................       3           30                      263,500            203,100
Amarillo ........................      13           30                      416,500            295,300
Big Spring ......................      40           30                       36,100             33,700
Lubbock .........................     264           30                      411,100            376,900
Midland .........................     296           30                      122,000            121,700
Odessa ..........................     327           30                      210,000            134,600
San Angelo ......................     400           30                      162,600            100,900


WASHINGTON
Kennewick-Pasco-Richland.........     228           30                      199,800            188,900
Wenatchee .......................     468           30                      222,500            131,500
Yakima ..........................     482           30                      263,500            233,600

WISCONSIN
Appleton-Oshkosh ................      18           30                      461,200            367,900
Eau Claire ......................     123           30                      197,400            152,100
Fond du Lac .....................     148           30                       98,100             83,300
Green Bay .......................     173           30                      362,600            296,500
Madison (4) .....................     272           30                      147,100             67,500
Manitowoc .......................     276           30                       83,100             82,600
Milwaukee (4) ...................     297           30                       87,300             50,500
Sheboygan .......................     417           30                      113,600            112,900
Stevens Point-Marshfield-Wisconsin
  Rapids ........................     432           30                      217,400            126,800
Wausau-Rhinelander ..............     466           30                      247,700            130,400
                                                                         ----------         ----------
TOTAL ...........................                                        15,845,200         11,780,700
                                                                         ==========         ==========

(1) BTA No. refers to the basic trading area number assigned to that market by the Federal Communications Commission (" FCC") for the purposes of issuing licenses for wireless services.

(2) Estimated total residents is based on estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by published population growth rates.

(3) Estimated covered residents is based on our actual network coverage using estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by published population growth rates.

(4) Total residents and covered residents for these markets reflect only those residents contained in our licensed territories, not the total residents or covered residents in the entire BTA.

         Pursuant to our affiliation agreements with Sprint, we have agreed to cover a minimum percentage of the resident population in our territories within specified time periods. We have substantially complied with these build-out requirements. As of December 31, 2002, we had approximately 622,000 wireless subscribers representing approximately 5 percent penetration of our covered POPs.

NETWORK OPERATIONS

      The effective operation of our portion of the PCS network of Sprint requires:

         o    public switched and long distance interconnection;

         o    the implementation of roaming arrangements; and

         o    the development of network monitoring systems.

         Our portion of the PCS network of Sprint connects to the public switched telephone network to facilitate the origination and termination of traffic between the wireless network and both local exchange and long distance carriers. Through our arrangements with Sprint and Sprint's arrangements with other wireless service providers, our subscribers have roaming capabilities on other PCS networks. We monitor our portion of the PCS network of Sprint during normal business hours. For after-hours monitoring, the PCS Network Operating Centers of Sprint provide 24 hours, seven days a week monitoring of our portion of the PCS network of Sprint and notification to our designated personnel.

         As of December 31, 2002, our portion of the PCS network of Sprint included 1,509 base stations and nine switching centers.

PRODUCTS AND SERVICES

         We offer products and services throughout our territories under the Sprint brand name. Our services are typically designed to align with the service offerings of the PCS Division of Sprint and to integrate with the PCS network of Sprint. The PCS service packages we currently offer include the following:

         100% DIGITAL WIRELESS NETWORK WITH SERVICE ACROSS THE COUNTRY - We are part of the largest 100% digital wireless personal communications services network in the country. Our customers may access PCS services from Sprint throughout the PCS network of Sprint, which includes more than 4,000 cities and communities across the United States. Dual-band/dual-mode handsets allow roaming on other wireless networks where Sprint has roaming agreements.

         THIRD GENERATION SERVICES - CDMA technology allows existing CDMA networks to be upgraded to the next generation in a timely and cost efficient manner. We along with Sprint launched third generation ("3G") capability in our service area in the third quarter of 2002. This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. The service, marketed as "PCS VisionSM," allows consumer and business customers to use their Vision-enabled PCS devices to check personal and corporate e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobits per-second with average throughput speeds in the range of 50-70 kilobits per second.

         CLEAR PAY/ACCOUNT SPENDING LIMIT - Under the PCS service plans of Sprint, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit ("ASL") to control credit exposure. Prior to May 2001, these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain credit classes, under the No Deposit ASL ("NDASL") program which was subsequently renamed Clear PaySM. From May 2001 to February 2002, a majority of our customer additions were under the Clear Pay/NDASL program. On February 24, 2002, we along with certain other PCS Affiliates of Sprint, reinstated the deposit requirement for certain credit classes that was in place prior to May 2001 in an effort to limit our exposure to bad debt relative to these credit classes. This new program is referred to as Clear Pay II and was not a national Sprint program. Since the implementation of Clear Pay II in February 2002 we have experienced a significant decline in customer additions, but the credit quality of those additions has improved. Sprint has the right to end or materially change the terms of the ASL, NDASL/Clear Pay or any other program in its sole discretion.

         OTHER SERVICES - In addition to these services, we may also offer wireless local loop services in our territories, but only where Sprint is not a local exchange carrier. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the PCS network of Sprint to take advantage of CDMA technology. Sprint conducts ongoing research and development to produce innovative services that are intended to give Sprint and its PCS Affiliates a competitive advantage. We may incur additional expenses in modifying our technology to provide these additional features and services.

ROAMING

         SPRINT PCS ROAMING - Sprint PCS roaming includes both inbound Sprint PCS roaming, when Sprint wireless subscribers based outside of our territories use our portion of the PCS network of Sprint, and outbound Sprint PCS roaming, when our subscribers use the PCS network of Sprint outside of our territories. We have a reciprocal per minute fee with Sprint for inbound and outbound Sprint PCS roaming. Roaming revenue is not subject to the 8% affiliation fee. The reciprocal rate was reduced from 20 cents per minute to 15 cents per minute effective June 1, 2001, and to 12 cents per minute effective October 1, 2001. The reciprocal rate for the year ended December 31, 2002 was 10 cents per minute. Sprint has notified us that the reciprocal rate for 2003 will be 5.8 cents per minute which Sprint has indicated represents a fair and reasonable return on the cost of the underlying network based on an agreement in principle reached with Sprint in 2001. This rate went into effect on January 1, 2003. We have not agreed that 5.8 cents per minute represents a fair and reasonable return on the underlying network and are currently in discussions with Sprint as to the determination of this rate.

         In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense relative to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our territory uses PCS Vision data services on our portion of the PCS network of Sprint and we recognize expense when our subscribers use such services on the PCS network of Sprint outside of our territory. This roaming activity is settled on a per-kilobit ("Kb") basis at a rate that was initially set at $0.0055 per Kb through December 31, 2002. The rate for 2003 and beyond has not been determined and we are in discussions with Sprint as to the appropriate method for determining this rate.

         NON-SPRINT PCS ROAMING - Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when non-Sprint PCS subscribers use our portion of the PCS network of Sprint, and outbound non-Sprint PCS roaming, when our subscribers use a non-Sprint PCS network. Pursuant to roaming agreements between Sprint and other wireless service providers, when another wireless service provider's subscriber uses our portion of the PCS network of Sprint, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers' use of our network, and as part of our collected revenues, we are entitled to 92% of these fees. Currently, pursuant to our services agreements with Sprint, Sprint bills these wireless service providers for these fees and passes our portion of the fees to us. When another wireless service provider provides service to one of our subscribers, we pay outbound non-Sprint PCS roaming fees. Sprint, pursuant to our current services agreements with Sprint, then bills our subscriber for use of that provider's network at rates specified in their contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

MARKETING STRATEGY

         Our marketing strategy is to complement Sprint's national marketing strategies with techniques tailored to each of the specific markets in our territories.

         USE SPRINT'S BRAND - We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the customers' point of view, they use our portion of the PCS network of Sprint and the rest of the PCS network of Sprint as a unified national network.

         ADVERTISING AND PROMOTIONS - Sprint promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint's national advertising campaigns, we advertise and promote PCS products and services from Sprint on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, and material costs and incremental printing costs. We also benefit from any advertising or promotion of PCS products and services from Sprint by third party retailers in our territories, such as RadioShack, Circuit City and Best Buy. We must pay the cost of specialized Sprint print advertising by third party retailers. Sprint also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate, or free minutes or Kb of use for limited time periods. We offer these promotional campaigns to potential customers in our territories.

         SALES FORCE WITH LOCAL PRESENCE - We have established local sales forces to execute our marketing strategy through our company-owned retail stores, local distributors, direct business-to-business contacts and other channels. Our marketing teams also participate in local clubs and civic organizations such as the Chamber of Commerce, Rotary and Kiwanis.

SALES AND DISTRIBUTION

         Our sales and distribution plan is designed to mirror Sprint's multiple channel sales and distribution plan and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

         SPRINT RETAIL STORES - As of December 31, 2002, we owned and operated 59 Sprint Stores and 2 kiosks at military bases or other locations. These stores provide us with a local presence and visibility in the markets within our territories. Following the Sprint model, these stores are designed to facilitate retail sales, activation, bill collection and customer service.

         LOCAL INDIRECT AGENTS - We contract directly with local indirect retailers in our territory. These retailers are typically local businesses that have a presence in our markets, which purchase handsets and other equipment from us and market PCS services from Sprint on our behalf. We are responsible for managing this distribution channel and as of December 31, 2002 these local indirect agents had approximately 402 locations within our licensed territory.

         SPRINT STORE WITHIN A RADIOSHACK STORE - Sprint has an arrangement with RadioShack to install a "store within a store." This arrangement benefits us to the extent that RadioShack has locations within our territories. As of December 31, 2002, RadioShack had approximately 286 locations in our territories.

         OTHER NATIONAL THIRD PARTY RETAIL STORES - In addition to RadioShack, we benefit from the distribution agreements established by Sprint with other national and regional retailers such as Best Buy, Circuit City and Target. As of December 31, 2002, these retailers had approximately 449 locations in our territories.

         ELECTRONIC COMMERCE - The PCS Division of Sprint maintains an Internet site, www.sprintpcs.com, which contains information on PCS products and services from Sprint. A visitor to the PCS Internet site can order and pay for a handset and select a rate plan. Sprint wireless customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. We recognize the revenues generated by wireless customers in our territories who purchase products and services over the PCS Internet site.

         During 2002, our distribution mix approximated:


              Sprint retail stores                              36%
              Local indirect agents                             15
              National retailers                                30
              Other                                             19
                                                       -----------

                                                               100%
                                                       ===========
SEASONALITY

         Our business is subject to seasonality because the wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. A number of factors contribute to this trend, including:

         o the heavy reliance on retail distribution, which is dependent upon the year-end holiday shopping season;

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

         Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." The FCC has not mandated a universal air interface protocol for wireless personal communications services systems. Wireless personal communications systems operate under one of three principal air interface protocols: CDMA, time division multiple access ("TDMA"), or global system for mobile communications ("GSM"). TDMA and GSM communications are both time division multiple access systems but are incompatible with each other. CDMA is incompatible with both GSM and TDMA systems. Accordingly, a subscriber of a system that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the analog cellular system in that area. The same issue would apply to users of TDMA or GSM systems. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

CODE DIVISION MULTIPLE ACCESS TECHNOLOGY - The PCS network of Sprint and the networks of PCS Affiliates of Sprint all use digital CDMA technology. We believe that CDMA provides important system performance benefits such as:

         GREATER CAPACITY - We believe, based on studies by CDMA manufacturers and our experience since the inception of the Company, that CDMA systems can provide system capacity that is approximately seven to ten times greater than that of analog technology and approximately three times greater than TDMA and GSM digital systems.

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

         EFFICIENT MIGRATION PATH - CDMA technology has an efficient and incremental migration path to 3G voice and data services. The incremental investment in each step along the migration path is an advantage of this technology. The first step along this path was our conversion to one times radio transmission technology ("1XRTT") that occurred in 2002 which was completed for less than $3 per covered POP. Additional steps, beyond 1XRTT can be taken as demand for more robust data services or need for additional capacity develops for similar capital investment levels.

COMPETITION

         Competition in the wireless communications services industry is intense. We compete with a number of wireless service providers in our markets. We believe that our primary competition is with national and regional wireless providers such as AT & T Wireless Services, Cingular, T-Mobile (formerly Voicestream Wireless), Verizon and ALLTEL.

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

         Many of our competitors have significantly greater financial and technical resources and larger subscriber bases than we do. Some of our competitors also have established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by the PCS network of Sprint, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those that we offer. Wireless personal communications services operators will likely compete with us in providing some or all of the services available through our network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint. Currently, there are six national wireless providers who are generally all present in major markets across the country. In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted which may facilitate the consolidation of some national providers.

         Over the past several years, the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with PCS services from Sprint. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain customers principally on the basis of:

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

         The trademark license agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks. See "Our Affiliation Agreements with Sprint -- The Trademark and Service Mark License Agreements" for more information on this topic.

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

EMPLOYEES

         As of December 31, 2002, we employed 804 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

OUR AFFILIATION AGREEMENTS WITH SPRINT

         We initially entered into four major affiliation agreements with
Sprint:

         o    a management agreement;

         o    a services agreement; and

         o two trademark and service mark license agreements with different Sprint entities.

         We entered into one set of these agreements with Sprint for our territories in the Southwestern part of the United States and another set of these agreements for our territories in Wisconsin. Roberts entered into a set of these agreements for its territories in Illinois, Kansas and Missouri, which we have assumed pursuant to our acquisition of Roberts. WOW entered into a set of these agreements for its territories in Washington and Oregon, which we have assumed pursuant to our acquisition of WOW. Southwest entered into a set of these agreements for its territories in Oklahoma, Kansas, Texas and Arkansas which we have assumed pursuant to our acquisition of Southwest. Therefore, we now operate under five sets of affiliation agreements with Sprint. As used herein, the term "operating subsidiaries" refers to each of our subsidiaries that have entered into affiliation agreements with Sprint. Unless otherwise indicated below, the description of our affiliation agreements applies to the affiliation agreements for all of our territories.

         Under our affiliation agreements with Sprint, we have the exclusive right to provide wireless mobility communications network services using the 1900 MHz frequency block under the Sprint brand name in our territories. Sprint holds the spectrum licenses. Our affiliation agreements with Sprint require us to interface with the PCS network of Sprint by building our portion of the PCS network of Sprint to operate on the 10, 20 or 30 MHz of wireless personal communications services frequencies licensed to Sprint in the 1900 MHz range.

         The following is a description of the material terms and provisions of our affiliation agreements and the consent and agreement with Sprint and Citicorp USA ("Citicorp"), that modifies our management agreements for the benefit of Citicorp, as Administrative Agent, and the holders of the Senior Secured Credit Facility and any refinancing thereof. See "Consent and Agreement for the Benefit of the Holders of the Senior Secured Credit Facility."

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

THE MANAGEMENT AGREEMENTS - Under our management agreements with Sprint, we have agreed to:

         o own, construct and manage a wireless personal communications services network in our territories in compliance with FCC license requirements and other technical requirements contained in our management agreements;

         o    distribute PCS products and services from Sprint;

         o    use Sprint's and our own distribution channels in our territories;

         o    conduct advertising and promotion activities in our territories;
              and

         o manage that portion of the wireless customer base assigned to our territories.

         Sprint will supervise our wireless personal communications services network operations and has the right to unconditional access to our portion of the PCS network of Sprint, including the right to test and monitor any of our facilities and equipment.

         EXCLUSIVITY - We are designated as the only person or entity that can manage or operate a wireless mobility communications network using the 1900 MHz frequency block for Sprint in our territories. Sprint is prohibited from owning, operating, building or managing another wireless mobility communications network in our territories while our management agreements are in place and no event has occurred that would permit such agreements to terminate. Sprint is permitted to make national sales to companies in our territories and to permit resale of the PCS products and services from Sprint in our territories. Our management agreements prohibit us from interfering with others who resell PCS products and services from Sprint in our territories.

         If Sprint decides to expand the geographic size of the network coverage within our territories, Sprint must provide us with written notice of the proposed expansion.

         Under our management agreements for our original territories, Wisconsin, and the territories we assumed pursuant to our acquisitions of Roberts and Southwest, we have a 90-day right of first refusal to build out the proposed expansion area. If we choose not to build out the proposed area, then Sprint may build out the area itself or allow another PCS Affiliate of Sprint to do so.

         Under our management agreement for the territories we assumed pursuant to our acquisition of WOW, we have agreed to build out any proposed expansion area. Sprint has agreed not to require any new coverage during the first two years of such management agreement or to require coverage that exceeds the capacity and footprint parameters that Sprint has adopted for all its comparable markets. The management agreement also contains a mechanism for us to appeal to Sprint if the build-out is not economically advantageous for us. If we fail to build out the proposed expansion area, Sprint has the termination rights described below under "Termination of Our Management Agreements."

         NETWORK BUILD-OUT - Our management agreements specify the terms of the Sprint affiliation, including the required network build-out plan. We have agreed to cover a specified percentage of the population within each of the markets which make up our territories by specified dates.

         If technically feasible and commercially reasonable, we have agreed to provide for a seamless handoff of a call initiated in our territories to a neighboring portion of the nationwide PCS network of Sprint. Our management agreements require us to reimburse Sprint one-half of the microwave clearing costs for our territories.

         PRODUCTS AND SERVICES - Our management agreements identify the products and services that we can offer in our territories. These services include, but are not limited to, PCS consumer and business products and services from Sprint available as of the date of the agreements, or as modified by Sprint. We are allowed to sell wireless products and services that are not PCS products and services from Sprint if those additional products and services do not cause distribution channel conflicts or, in Sprint's sole determination, consumer confusion with PCS products and services from Sprint. Under our management agreement for our Wisconsin territories, if Sprint begins to offer nationally a product or service that we already offer, then that product or service will be considered to be a PCS product or service from Sprint.

         We may also sell services such as specified types of long distance service, Internet access, handsets, and prepaid phone cards with Sprint and other PCS Affiliates of Sprint. If we decide to use third parties to provide these services, we must give Sprint an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier unless we name the Sprint-owned local exchange carrier as the exclusive distributor or Sprint approves the terms and conditions. Sprint does not own the local exchange carrier in a majority of the markets in our territories.

         NATIONAL SALES PROGRAMS - We must participate in the Sprint wireless sales programs for national sales to customers, and will pay the expenses and receive the compensation from Sprint relative to sales to national accounts located in our territories. We must use Sprint's long distance service, which we can buy at the best prices offered to comparably situated Sprint customers.

         SERVICE PRICING, ROAMING AND FEES - We must offer PCS subscriber pricing plans from Sprint designated for regional or national offerings, including "Free & Clear" plans and "PCS Vision" plans. We are permitted to establish our own local price plans for PCS products and services offered only in our territories, subject to Sprint's approval. We are entitled to receive a weekly fee from Sprint equal to 92% of "collected revenues" for all obligations under our management agreements, adjusted by the cost of customer services provided to us by Sprint. "Collected revenues" include revenue from Sprint wireless subscribers based in our territories and inbound non-Sprint PCS roaming. Sprint will retain 8% of the collected revenues. Outbound non-Sprint PCS roaming billed to subscribers based in our territory, inbound and outbound Sprint PCS roaming fees, proceeds from the sales of handsets and accessories, proceeds from sales not in the ordinary course of business, amounts collected with respect to taxes and proceeds from sales of our products and services, are not considered collected revenues. Except in the case of taxes, since those are collected and remitted by Sprint, we will retain 100% of these revenues. Many Sprint wireless subscribers purchase bundled pricing plans that allow roaming anywhere on the nationwide PCS network of Sprint without incremental roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a Sprint wireless subscriber from outside our territories enters our territories and uses our services. We will earn revenue from Sprint based on a per minute rate established by Sprint when Sprint's or its PCS Affiliates' subscribers roam on our portion of the PCS network of Sprint. Similarly, we will pay the same rate for every minute our subscribers use the PCS network of Sprint outside our territories. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint's third party roaming agreements.

         VENDOR PURCHASE AGREEMENTS - We may participate in discounted volume-based pricing on wireless-related products and warranties Sprint receives from its vendors. Sprint will use commercially reasonable efforts to obtain for us the same prices as Sprint receives from its vendors.

         ADVERTISING AND PROMOTIONS - Sprint uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from the national advertising at no additional cost to us. In addition to Sprint's national advertising campaigns, we advertise and promote PCS products and services from Sprint on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements and incremental printing costs. Sprint also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We offer these promotional campaigns to potential customers in our territories.

         PROGRAM REQUIREMENTS - We must comply with the Sprint program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Sprint can adjust the program requirements at any time. We have the right to appeal to the management of Sprint if adjustments to program requirements will:

         o cause us to incur a cost exceeding 5% of the sum of our stockholders' equity plus our outstanding long term debt; or

         o cause our operating expenses on a per-unit basis using a ten-year time frame to increase by more than 10% on a net present value basis.

         If Sprint denies our appeal and we fail to comply with the program adjustment, Sprint has the termination rights described below under "Termination of Our Management Agreements."

         Under our management agreements for our Wisconsin and Southwest territories, Sprint has agreed that it will use commercial reasonableness to adjust the Sprint retail store and customer service requirements for cities located within those territories that have a population of less than 100,000.

         NON-COMPETITION - We may not offer PCS products and services from Sprint outside our territories without the prior written approval of Sprint. We may offer, market or promote telecommunications products and services within our territories only under the Sprint brand, our own brand, brands of our related parties or other products and services approved under our management agreements, except that no brand of a significant competitor of Sprint or its related parties may be used for those products and services. To the extent we have or will obtain licenses to provide wireless personal communications services outside our territories, we may not use the spectrum to offer PCS products and services from Sprint without prior written consent from Sprint.

         INABILITY TO USE NON-SPRINT BRAND - We may not market, promote, advertise, distribute, lease or sell any of the PCS products and services from Sprint on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers or as otherwise permitted under the Trademark and Service Mark License Agreements.

         TRANSFER OF THE PCS NETWORK - Sprint can sell, transfer or assign its wireless personal communications services network to a third party if the third party agrees to be bound by the terms of our management agreements and our services agreements.

         CHANGE IN CONTROL - Sprint must approve our change in control, but this consent cannot be unreasonably withheld.

         RIGHTS OF FIRST REFUSAL - Sprint has rights of first refusal, without further stockholder approval, to buy our assets upon a proposed sale of all or substantially all of our assets used in the operation of our portion of the PCS network of Sprint.

         TERM - Each of our management agreements has an initial term of 20 years with three 10-year renewal options, which would lengthen each of our management agreements to a total term of 50 years. The three 10-year renewal terms automatically occur unless either Sprint or we provide the other with two years prior written notice to terminate the agreement or unless we are in material default of our obligations under such agreement.

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

         The termination or non-renewal of our management agreements triggers some of our rights and some rights of Sprint. The right of either party to require the other party to purchase or sell the operating assets is discussed below.

         If we have the right to terminate our management agreements because of an event of termination caused by Sprint, generally we may:

         o require Sprint to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint for an amount equal to at least 80% of our "entire business value" as defined below;

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

         o take any action as Sprint deems necessary to cure the breach of our management agreements, including assuming responsibility for, and operating, our portion of the PCS network of Sprint; or

         o not terminate our management agreements and sue us for damages or submit the matter to arbitration.

         In connection with the Senior Secured Credit Facility, Sprint entered into a consent and agreement with Citicorp that modifies Sprint's rights and remedies under our affiliation agreements for the benefit of Citicorp, as Administrative Agent, and the holders of the Senior Secured Credit Facility and any refinancing thereof. The consent and agreement with Citicorp provides, among other things, that our affiliation agreements generally may not be terminated by Sprint until all our outstanding indebtedness under the Senior Secured Credit Facility is satisfied in full pursuant to the terms of the consent and agreement. See "Consent and Agreement for the Benefit of the Holders of the Senior Secured Credit Facility."

         NON-RENEWAL - If Sprint gives us timely notice that it does not intend to renew our management agreements, we may:

         o require Sprint to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint for an amount equal to 80% of our "entire business value;" or

         o in all areas in our territories where Sprint is the licensee for 20 MHZ or more of the spectrum on the date it terminates such management agreement, require Sprint to assign to us, subject to governmental approval, up to 10 MHZ of licensed spectrum for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or 10% of our "entire business value."

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

         o that we own the spectrum and frequencies presently owned by Sprint and subject to our affiliation agreements with Sprint; and

         o the valuation will not include any value for businesses not directly related to the PCS products and services from Sprint, and those businesses will not be included in the sale.

         INSURANCE - We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under our management agreement and who are reasonably acceptable to Sprint, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

         INDEMNIFICATION - We have agreed to indemnify Sprint and its directors, employees and agents and related parties of Sprint and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under such agreement, except that we will not be obligated to indemnify Sprint for any claims arising solely from the negligence or willful misconduct of Sprint. Sprint has agreed to indemnify us and our directors, employees and agents against all claims against any of the foregoing arising from Sprint's violation of any law and from Sprint's breach of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint, except Sprint will not be obligated to indemnify us for any claims arising solely from our negligence or willful misconduct.

         DISPUTE RESOLUTION - If the parties cannot resolve any dispute between themselves and our management agreements do not provide a remedy, then either party may require that any dispute be resolved by a binding arbitration.

THE SERVICES AGREEMENTS

         Our services agreements outline various back office services provided by Sprint and available to us for an additional fee. Sprint can change the amount of adjustment for any or all of the services one time in any twelve-month period. We have the option to cancel a service upon notification of a fee increase, and if we decide to cancel the service, then Sprint, at our option, must continue to provide that service for nine months at the original price. Some of the available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-territory fees. Sprint offers three packages of available services. Each package identifies which services must be purchased from Sprint and which may be purchased from a vendor or provided in-house. Essentially, services such as billing, activation and customer care must all be purchased from Sprint or none may be purchased from Sprint. We have chosen to initially delegate the performance of these services to Sprint, but we may develop an independent capability with respect to these services over time. Sprint may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint in connection with any other business or outside our territories. We may discontinue use of any service upon three months' prior written notice, while Sprint must give nine months notice if it will no longer offer any service.

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

THE TRADEMARK AND SERVICE MARK LICENSE AGREEMENTS

         We have a non-transferable license to use, at no additional cost to us, the Sprint brand name and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear Across the Nation" on PCS products and services from Sprint. We believe that the Sprint brand name and symbols enjoy a high degree of recognition, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and use of the licensed marks in a manner, which would not reflect adversely on the image of quality symbolized, by the licensed marks. We have agreed to promptly notify Sprint of any infringement of any of the licensed marks within our territories of which we become aware and to provide assistance to Sprint in connection with Sprint's enforcement of their rights. We have agreed with Sprint that we will indemnify the other for losses incurred in connection with a material breach of the trademark license agreements between Sprint and us. In addition, we have agreed to indemnify Sprint from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

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

CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE SENIOR SECURED CREDIT FACILITY

         Sprint entered into a consent and agreement with Citicorp, as Administrative Agent, that modifies Sprint's rights and remedies under our affiliation agreements with Sprint. This consent and agreement was entered into for the benefit of Citicorp and the holders of the Senior Secured Credit Facility and any refinancing thereof.

         The consent and agreement between Sprint and Citicorp generally provides, among other things, the following:

         o Sprint's consent to the pledge of substantially all of our assets, including our rights in our affiliation agreements with Sprint;

         o that our affiliation agreements with Sprint may not be terminated by Sprint until all outstanding obligations under the Senior Secured Credit Facility are satisfied in full pursuant to the terms of the consent and agreement, unless our operating subsidiaries or assets are sold to a purchaser who does not continue to operate the business as a PCS Affiliate of Sprint, which sale requires the approval of Citicorp;

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

         o the ability to appoint interim replacements, including Sprint or a designee of the Administrative Agent under the Senior Secured Credit Facility, to operate our portion of the PCS network of Sprint under our affiliation agreements after an event of default under the Senior Secured Credit Facility or an event of termination under our affiliation agreements;

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

         o the purchase price is the greater of an amount equal to 72% of our "entire business value" or the amount we owe under the Senior Secured Credit Facility;

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

         Through rules that went into effect on February 13, 2002, the FCC has eliminated its spectrum cap for Commercial Mobile Radio Services ("CMRS") which include broadband wireless personal communications services, cellular and specialized mobile radio ("SMR"). The cap previously had limited CMRS providers to 55 MHz in any geographic area. This spectrum cap prohibited a single entity from having an attributable interest (defined as any general partnership interest of 20% or greater equity or voting interest or certain other business relationships) totaling more than 55 MHz. The geographic areas at issue were PCS licensed service areas where there were overlaps involving 10% or more of the population of such service area. An entity, such as us, that manages the operations of a broadband PCS, cellular, or SMR licenses pursuant to a management agreement is also considered to have an attributable interest in the system it manages. Also effective as of February 13, 2002, the FCC eliminated its rule which prohibited a party from owning interests in both cellular systems in the same Metropolitan Statistical Areas ("MSAs") though it retained the cross-interest prohibition for less populous Rural Service Areas ("RSAs"). The Commission's new rules blur the "bright line" of these spectrum caps, however, and require a case-by-case analysis to determine that any proposed CMRS spectrum combination will not have an anticompetitive effect.

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

CONDITIONS OF WIRELESS PERSONAL COMMUNICATIONS SERVICES LICENSES

         All wireless personal communications service licenses are granted for ten-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHZ broadband wireless personal communications service licensees must construct facilities that offer coverage to one-third of the population in their licensed areas within five years and to two-thirds of the population in such areas within ten years, and all 10 MHZ broadband wireless personal communications services licensees must construct facilities that offer coverage to at least one-quarter of the population in their licensed areas within five years or make a showing of "substantial service" within that five-year period.

         If the build-out requirements are not met, wireless personal communications service licenses could be forfeited. The FCC also requires licensees to maintain control over their licenses. Our affiliation agreements with Sprint reflect management agreements that the parties believe meet the FCC requirements for licensee control of licensed spectrum.

         If the FCC were to determine that our affiliation agreements with Sprint need to be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the agreements to the extent necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be so modified, the agreements may be terminated pursuant to their terms. The FCC could also impose monetary penalties on Sprint, and possibly revoke one or more of the Sprint licenses.

WIRELESS PERSONAL COMMUNICATIONS SERVICES LICENSE RENEWAL

         Wireless personal communications service licensees can renew their licenses for additional ten-year terms. Wireless personal communications service renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford wireless personal communications services renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the wireless personal communications service renewal applicant has:

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

INTERCONNECTION

         The FCC has the authority to order interconnection between commercial mobile radio services, commonly referred to as CMRS, providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to provide reciprocal compensation to commercial mobile radio service providers for the termination of traffic. Using these rules, we will assist Sprint in the negotiation of interconnection agreements for the PCS network of Sprint in their market area with all of the Bell operating companies, including Verizon and several smaller independent local exchange carriers. Interconnection agreements are negotiated on a state-wide basis.

         If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC rules and rulings, as well as the state arbitration proceedings, will directly impact the nature and cost of the facilities necessary for interconnection of the PCS systems of Sprint with local, national and international telecommunications networks. They will also determine the nature and amount of revenues that we and Sprint can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

OTHER FCC REQUIREMENTS

         In June 1996, the FCC adopted rules that prohibited broadband wireless personal communications services providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations automatically expired on November 24, 2002. These existing resale requirements and their expiration may somewhat affect the number of resellers competing with Sprint and its managers and PCS Affiliates in various markets. However, to date, wireless resellers have not significantly impacted wireless service providers. Any losses in retail customers have been offset, in major part, by increases in wireless customers, traffic and wholesale revenues.

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

         FCC rules require local exchange and most commercial mobile radio services providers to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability ("SPNP"). The FCC requires most commercial mobile radio service providers to implement wireless service provider number portability where requested in the 100 largest metropolitan areas in the United States by November 24, 2003. The FCC currently requires most commercial mobile radio service providers to be able to deliver calls from their networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability Fund. Implementation of wireless service provider number portability will require wireless personal communications service providers like us and Sprint, to purchase more expensive switches and switch upgrades. However, it will also enable existing cellular customers to change to wireless personal communications services without losing their existing wireless telephone numbers, which should make it easier for wireless personal communications service providers to market their services to existing cellular users.

         FCC rules permit broadband wireless personal communications service and other commercial mobile radio service providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local exchange carriers. This may create new markets and revenue opportunities for Sprint and its managers and PCS Affiliates and other wireless providers.

         FCC rules require broadband personal communications services and other commercial mobile radio services providers to implement enhanced emergency 911 capabilities. The FCC has approved a plan proposed by Sprint under which it began selling specially equipped telephone handsets on or before October 1, 2001, with a rollout of such handsets continuing until December 31, 2002, when all new handsets activated nationwide must be specially equipped. Sprint has asked the FCC for a six-month extension to enable Sprint to wait until June 30, 2003 before it must specially equip all of its newly-activated handsets. In addition, Sprint's plan requires that by December 31, 2005, 95% of Sprint wireless subscriber handsets in service must be equipped for the Sprint wireless enhanced 911 service. Moreover, Sprint was required to complete its PCS network upgrade to support enhanced 911 service by December 31, 2002, and to begin providing a specified level of enhanced 911 service by June 30, 2002. As the required equipment becomes more functional and less expensive, emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities.

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

COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT

         The Communications Assistance for Law Enforcement Act ("CALEA") enacted in 1994, requires wireless personal communications service and other telecommunications service providers to meet capability and capacity requirements needed by federal, state and local law enforcement to preserve their electronic surveillance capabilities. Wireless personal communications service providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025, by June 30, 2000, and with certain additional standards by September 30, 2001. Wireless personal communications service providers were also required to implement a "packet-mode" capability by November 19, 2001. Providers had to meet various other capability requirements established by the Department of Justice and Federal Bureau of Investigation as of June 30, 2002. Most wireless personal communications service providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capacity requirements. In addition, the FCC is considering petitions from numerous parties to establish and implement technical compliance standards pursuant to CALEA requirements. In sum, CALEA capability and capacity requirements are likely to impose some additional switching and network costs upon Sprint and its managers and PCS Affiliates and other wireless entities.

         The USA Patriot Act of 2001 included certain provisions that enable law enforcement agencies and other branches of the government to more easily acquire records and information regarding certain uses of communications facilities from telecommunications carriers, including PCS carriers.

OTHER FEDERAL REGULATIONS

         Sprint and its managers and PCS Affiliates must bear the expense of compliance with FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause some of the Company's base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act. The FCC is required to implement this Act by requiring service providers to meet land use and radio emissions standards.

REVIEW OF UNIVERSAL SERVICE REQUIREMENTS

         The FCC and certain states have established "universal service" programs to ensure that affordable, quality telecommunications services are available to all Americans. Sprint is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint's "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint total federal and state universal service assessments or its ability to recover from the universal service fund. However, some wireless entities are seeking state commission designation as "eligible telecommunications carriers," enabling them to receive federal and state universal service support, and are preparing to compete aggressively with wireline telephone companies for universal service revenue. Because we manage substantial rural areas for the PCS Division of Sprint, it is possible that we will receive revenues in the future from federal and state universal service support funds that are much greater than the reductions in our revenues due to universal service contributions paid by Sprint.

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

         To date, the FCC has granted no such petition. To the extent Sprint and its managers and PCS Affiliates provide fixed wireless service, we may be subject to additional state regulation. These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certification and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry.

AVAILABLE INFORMATION

         The Company's Internet address is www.alamosapcs.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information contained on the web site is not part of this report.

ITEM 2.  PROPERTIES.

     Our headquarters are located in Lubbock, Texas and we lease space in a number of locations, primarily for our retail stores, base stations and switching centers. As of December 31, 2002, we leased 59 retail stores and 9 switching centers. As of December 31, 2002, we leased space on 1,465 towers and owned 44 towers. We collocate with other wireless service providers on approximately 42% of our towers. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         We have been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of our initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against us is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by us and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by us and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. We maintain insurance coverage which may mitigate our exposure to loss in the event that this claim is not resolved in our favor.

         On January 23, 2001, Jerry Brantley, then President and COO of the Company, terminated his employment with us at the unanimous request of the board of directors. On April 29, 2002, Mr. Brantley initiated litigation against us and our Chairman, David E. Sharbutt, in the District Court of Lubbock County, Texas, 22nd Judicial District alleging wrongful termination among other things. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. The parties are in the process of selecting a panel of three arbitrators. We believe that there is no basis for Mr. Brantley's claim and intend to vigorously defend the lawsuit.

         On January 8, 2003 a claim was made against us by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT seeks to recover approximately $1.6 million from us relative to work performed by SWAT during 2000 for Roberts Wireless Communications, LLC, which was acquired by us in the first quarter of 2001. We are in the process of gathering information relative to this claim and have recorded an estimated liability relative to this contingency in the consolidated financial statements at December 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has traded on The New York Stock Exchange ("NYSE") under the symbol "APS" since December 6, 2001. Prior to that date, our common stock was traded on The Nasdaq National Market under the symbol "APCS." Prior to February 3, 2000, there was no public market for our common stock. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported on The Nasdaq National Market and The New York Stock Exchange.

                                                        PRICE RANGE OF
                                                         COMMON STOCK
                                                      HIGH              LOW
         Fiscal year ended December 31, 2002:
              Fourth quarter                       $  1.11            $    0.27
              Third quarter                        $  1.36            $    0.23
              Second quarter                       $  6.20            $    0.75
              First quarter                        $ 11.95            $    3.00

         Fiscal year ended December 31, 2001:
              Fourth quarter                       $ 18.70            $   10.57
              Third quarter                        $ 20.00            $   10.90
              Second quarter                       $ 17.20            $    9.69
              First quarter                        $ 17.13            $    7.25


         On March 27, 2003, the last reported sales price of our common stock as reported on The New York Stock Exchange was $0.36 per share. On March 27, 2003, there were 413 holders of record of our common stock.

         We are subject to various listing requirements set forth by the NYSE. We received written notice from the NYSE on August 29, 2002 indicating that we had fallen below the requirements to (1) maintain an average closing price that is not less than $1.00 per share over a consecutive 30 trading-day period and
(2) maintain an average global market capitalization over a consecutive 30 trading-day period of not less than $100 million. On October 15, 2002 we submitted to the NYSE a business plan to cure our non-compliance with the NYSE listing requirements. The business plan was approved by the NYSE and, as a result of such approval, we have until February 26, 2004 to re-establish compliance with the $100 million market capitalization requirement. However, with respect to the minimum share price requirement, the cure period for achieving compliance under NYSE listing requirements expired on March 3, 2003. The trading price and volume of our common stock is under relatively continuous review by the NYSE, and the NYSE could at any time choose to suspend trading in our common stock and make an application to the SEC to delist our common stock.

         Our Board of Directors has approved taking affirmative actions, if necessary, to meet the $1.00 minimum share price listing requirement. This includes affecting a reverse stock split which would be submitted for shareholder approval at the 2003 annual shareholders meeting. We believe that if we are still listed in the NYSE at the time a proposed reverse stock split is approved by shareholders, the NYSE minimum share price listing requirement may be deemed satisfied if the price of our common stock promptly exceeds $1.00 per share and remains above the level for at least the following 30 trading days. Despite the foregoing, the NYSE has broad discretion to suspend trading in our common stock on the NYSE and make an application to the SEC to delist our common stock. There is no assurance that the NYSE will continue to allow trading in our common stock until our annual meeting of stockholders or until such time as we undertake another action to meet the NYSE minimum share price listing requirement.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented below under the captions "Statement of Operations Data," "Per Share Data," and "Balance Sheet Data" have been derived from the consolidated balance sheets at December 31, 2002, 2001, 2000, 1999 and 1998, and the related statements of operations for the years ended December 31, 2002, 2001, 2000 and 1999, and the period from July 16, 1998 (inception) to December 31, 1998, and the notes thereto appearing elsewhere herein, as applicable. All dollar amounts are in thousands with the exception of per share amounts.

         The acquisitions of Roberts, WOW and Southwest took place on February 14, February 14 and March 30, 2001, respectively. These acquisitions were accounted for under the purchase method of accounting such that the results of operations for the acquired entities are included in our consolidated operating results from the date of acquisition.

         It is important that you also read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements for the periods ended December 31, 2002, 2001, 2000, 1999 and 1998, and the related notes.



                                                                                                                   FOR THE PERIOD
                                                             FOR THE YEAR ENDED                                      JULY 16, 1998
                                     --------------------------------------------------------------------------- (INCEPTION THROUGH
                                     DECEMBER 31, 2002  DECEMBER  31, 2001  DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998)
                                     -----------------  ------------------  -----------------  -----------------  -----------------
STATEMENT OF OPERATIONS DATA:
   Revenues:
     Service revenues                $      531,770       $       330,358     $       73,500      $     6,534        $        --
     Product sales                           23,922                26,781              9,201            2,450                 --
                                     --------------       ---------------     --------------      -----------        -----------
                                            555,692               357,139             82,701            8,984                 --
                                     --------------       ---------------     --------------      -----------        -----------
   Cost and expenses:
     Cost of service and operations         343,468               237,843             55,701            7,601                 --
     Cost of product sales                   50,974                53,911             20,524            5,939                 --
     Selling and marketing                  119,059               110,052             45,407           10,650                 --
     General and administration              15,243                13,853              9,538            4,209                956
     Depreciation and amortization          105,121                94,722             12,530            3,057                  2
     Impairment of goodwill (4)             291,635                    --                 --               --                 --
     Impairment of property and
       Equipment (5)                          1,194                    --                 --               --                 --
     Terminated  merger and
       acquisition
       costs                                     --                    --              2,247               --                 --
     Non-cash compensation                       29                  (916)             5,651            8,200                 --
                                     --------------       ---------------     --------------      -----------        -----------
                                            926,723               509,465            151,598           39,656                958
                                     --------------       ---------------     --------------      -----------        -----------
   Operating loss                    $     (371,031)      $      (152,326)    $      (68,897)     $   (30,672)       $      (958)
                                     ==============       ===============     ==============      ============       ===========
   Net loss                          $     (403,349)      $      (147,423)    $      (80,189)     $   (32,836)       $      (924)
                                     ==============       ===============     ==============      ============       ===========

PER SHARE DATA:
   Basic and diluted net loss per
     share of common stock (1)       $        (4.33)      $          (1.69)   $        (1.33)             N/A               N/A
   Basic and  diluted pro forma net
     loss per share of
     common stock (1)                           N/A                   N/A               N/A       $       (.68)( 2)    $    (.02)(2)

OTHER DATA:
   Number of  subscribers at end of
      period                                622,000               503,000            133,000           32,000                 --


                                                            AS OF DECEMBER 31,
                                      --------------------------------------------------------------------------
BALANCE SHEET DATA:                        2002             2001           2000          1999           1998
                                      ---------------    -----------    -----------    ----------    -----------
   Cash and cash equivalents          $   61,737         $  104,672     $ 141,768      $   5,656     $  13,529
   Property and equipment, net           458,946            455,695       228,983         84,714         2,093
   Total assets                        1,172,152          1,598,408       458,650        104,492        15,674
   Short-term debt (3)                     1,064                596            36            385            44
   Long-term debt                        870,217            826,352       264,843         72,753           708
   Total liabilities                   1,037,514          1,060,422       327,252         93,052         1,598
   Equity                                134,638            537,986       131,398         11,440        14,076

(1) Diluted weighted average shares outstanding exclude the common shares issuable on the exercise of stock options because inclusion would have been antidilutive. Basic and diluted weighted average shares outstanding for the year ended December 31, 2002 excludes 800,000 shares of restricted stock awarded to officers during the year as none of those shares were vested at December 31, 2002.

(2) The presentation of the pro forma net loss per share of common stock gives effect to adjustments for federal and state income taxes as if Alamosa had been taxed as a C Corporation for the year ended December 31, 1999 and for the period from July 16, 1998 (inception) through December 31, 1998. The presentation of pro forma net loss per share of common stock also reflects the February 2000 reorganization of Alamosa PCS, LLC from a limited liability company to a corporation as if it had occurred upon inception.

(3) Reflects capital lease obligations of $1,064, $596 and $36 as of December 31, 2002, 2001 and 2000, respectively. Reflects notes payable of $363 and capital lease obligations of $22 as of December 31, 1999 and notes payable of $24 and capital lease obligations of $20 as of December 31, 1998.

(4) In the third quarter of 2002 we recorded an impairment charge of $291,635 as a result of our first annual impairment testing of goodwill as required by SFAS No. 142. As of December 31, 2002 the carrying value of goodwill is zero.

(5) Impairment of property and equipment in 2002 relates to our decision to close a switching center and abandon the site. The net carrying value of leasehold improvements related to the abandoned site was charged as an impairment loss.

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

DEFINITIONS OF OPERATING AND NON-GAAP FINANCIAL MEASURES

         We provide readers financial measures generated using generally accepted accounting principles ("GAAP") and using adjustments to GAAP ("Non-GAAP"). These financial measures reflect industry conventions or standard measures of liquidity, profitability or performance commonly used by the investment community for comparability purposes. The Non-GAAP financial measures and other operating metrics used in this document include the following:

     o Free cash flow is defined as cash generated from operations less net cash requirements for capital expenditures and debt service requirements.

     o Average monthly revenue per user ("ARPU") is a measure used to determine the monthly subscriber revenue earned for subscribers based in our territory. This measure is determined based on subscriber revenues in our consolidated statement of operations and our average subscribers during the period.

     o Cash cost per user ("CCPU") is a measure of the costs to operate our business on a per user basis consisting of costs of service and operation and general and administrative expenses in our consolidated statement of operations. These costs are allocated across average subscribers during the period to calculate this measure.

     o Customer churn is used to measure the rate at which subscribers based in our territory deactivate service whether such deactivation be on a voluntary or involuntary basis. We calculate churn based on the number of subscribers deactivated (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of our average subscriber base during the period.

     o Cost per gross addition ("CPGA") is used to measure the costs incurred to add new subscribers in our territory. This measure includes handset subsidies, commissions, rebates and other selling and marketing costs and is calculated based on product sales revenue, cost of products sold and selling and marketing expenses in our consolidated statement of operations allocated over the total number of subscribers activated in our territory during the period.

GENERAL

         Since our inception in 1998, we have incurred substantial costs in connection with negotiating our contracts with Sprint, obtaining our debt financing, completing our public equity offerings, engineering our wireless PCS network, developing our business infrastructure and building out our portion of the PCS network of Sprint. Prior to the launch of our first market in June 1999, we did not have any markets in operation and we had no customers. At December 31, 2002, we had approximately 622,000 subscribers. As of December 31, 2002, our accumulated deficit is $664.7 million and we have spent a cumulative total of approximately $649 million in capital expenditures (including that spent by Roberts, WOW and Southwest prior to our acquisition) in connection with constructing our portion of the PCS network of Sprint and developing our business infrastructure including the establishment of our retail distribution channels. While we anticipate operating losses to continue, we expect revenue to continue to increase as our subscriber base increases.

         On July 17, 1998, we entered into our original affiliation agreements with Sprint. We subsequently amended our original agreements in 1999 to add additional territories to our licensed area. In the first quarter of 2001, we completed the acquisitions of Roberts, WOW and Southwest bringing our total licensed POPs to approximately 15.8 million at December 31, 2002.

         As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless, mobility communications network services under the Sprint brand name in our licensed territory. We are responsible for building, owning and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint and intend to offer local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market wireless products and services through a number of distribution outlets located in our territories, including our own retail stores, major national distributors and local third party distributors.

         We recognize revenues from our subscribers, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint and other wireless service providers when their customers roam onto our portion of the PCS network of Sprint. Sprint retains 8% of all collected service revenue from our subscribers (not including products sales) and fees collected from other wireless service providers when their customers roam onto our portion of the PCS network of Sprint. We report the amount retained by Sprint as an operating expense.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining the allowance, we also look at historical write-offs of our receivables and our history is somewhat limited due to the number of changes that have historically been made to credit policies. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. Under the PCS service plans from Sprint, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes. As a result, a significant amount of our customer additions during 2001 were under the NDASL program. The NDASL program was replaced by the "Clear Pay" program in November 2001, which reinstated the deposit requirement for certain of the lowest credit class customers, and featured increased back office controls with respect to collection efforts. We reinstated the deposit for customers in certain credit classes on the Clear Pay program as of February 24, 2002, and we believe that this program, referred to as Clear Pay II, will reduce our future bad debt exposure.

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

         Based on the indicated impairment resulting from this valuation, we proceeded to the second step of the annual impairment testing which involves allocating the fair value of the reporting unit to its identifiable assets and liabilities as if the reporting unit had been acquired in a business combination where the purchase price is considered to be the fair value of the reporting unit. Any unallocated purchase price is considered to be the fair value of goodwill. The second step of this impairment test indicated that goodwill had no value and an impairment charge of $291,635 was recorded in the third quarter of 2002. This impairment charge is included as a separate line item in the consolidated statements of operations for the year ended December 31, 2002.

         LONG-LIVED ASSET RECOVERY - Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise approximately 81 percent of our total assets. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions such as increased competition, lower ARPU, etc., could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. The impairment of goodwill discussed above was deemed to be a "triggering event" requiring impairment testing of our other long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. No additional impairment was recorded as a result of this test. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

         Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset was fully reserved through December 31, 2000 because of uncertainty regarding our ability to recognize the benefit of the asset in future years. In connection with the acquisitions in 2001, a significant deferred tax liability was recorded relative to intangibles. The reversal of the timing differences which gave rise to the deferred tax liability will allow us to benefit from the deferred tax asset. As such, the valuation allowance against the deferred tax asset was reduced in 2001 to account for the expected benefit to be realized. Prior to February 1, 2000, our predecessor operated as a limited liability company ("LLC") under which losses for income tax purposes were utilized by the LLC members on their income tax returns. Subsequent to January 31, 2000, we became a C-corp for federal income tax purposes and therefore subsequent losses became net operating loss carryforwards to us. We continue to evaluate the likelihood of realizing the benefits of deferred tax items. Should events or circumstances indicate that it is warranted, a valuation allowance will again be established. We anticipate that during 2003 we will reinstate a valuation allowance when the timing differences that give rise to the deferred tax asset are expected to exceed the timing differences that give rise to the deferred tax liabilities due to uncertainty as to whether we will recognize the benefit of those deferred taxes in future periods.

         RELIANCE ON THE TIMELINESS AND ACCURACY OF DATA RECEIVED FROM SPRINT - We place significant reliance on Sprint as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint. We make significant estimates in terms of revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from Sprint. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint could have a material adverse effect on our results of operations and cash flow.

CONSOLIDATED RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

         The acquisitions of Roberts, WOW and Southwest took place on February 14, February 14, and March 30, 2001, respectively. These acquisitions were accounted for under the purchase method of accounting such that the results of operations for the acquired entities are included in our consolidated operating results only from the date of acquisition. Accordingly, this impacts the comparison of our results of operations for the years ended December 31, 2001 and 2000.

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31,
2001

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 622,000 at December 31, 2002 compared to approximately 503,000 at December 31, 2001. This growth of approximately 119,000 subscribers or 24 percent compares to 211 percent growth in 2001, excluding acquired subscribers. The decline in the rate of growth from 2001 to 2002 is due to the fact that markets were being launched during 2001 where our coverage area increased from 4.5 million to 11.2 million covered POPs. During 2002 our coverage area increased from 11.2 million to 11.8 million covered POPs as we had substantially completed the build-out of our network by the end of 2001.

         Monthly churn for 2002 was approximately 3.4 percent compared to approximately 2.7 percent for 2001. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers. The increase in churn for 2002 is the result of a significantly higher level of involuntary deactivations of subscribers for non-payment. This was driven by the addition of a significant number of sub-prime credit quality subscribers in 2001 under the Clear Pay/NDASL program. We reinstated deposit requirements for sub-prime credit quality subscribers in our markets in February 2002 and began to see the impact of this change in the form of decreasing churn in the fourth quarter of 2002.

         Our CPGA includes handset subsidies, and selling and marketing costs and was approximately $395 per gross addition in 2002 compared to $349 in 2001. As overall subscriber growth on a national basis declined in 2002, competition among the wireless communications providers became more intense. As a result of this competition for both new subscribers and existing subscribers from other carriers, promotional efforts increased during 2002 in terms of handset rebates and other promotional activities which increases the up front costs in acquiring customers. This competition along with having to spread our fixed marketing expenses over a fewer number of activations in 2002 resulted in the increase in CPGA of $46 per gross addition.

         SERVICE REVENUE - Service revenues consist of revenue from subscribers and roaming revenue earned when customers from other carriers roam onto our portion of the PCS network of Sprint. Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes activation fees and charges for the use of various features including the wireless web, voice activated dialing, etc.

         Subscriber revenues were $391,927 for the year ended December 31, 2002 compared to $231,145 for the year ended December 31, 2001. This increase of 70 percent was partially due to the 23 percent increase in our subscriber base discussed above. The increase in revenue exceeded the increases in subscribers as we had a larger base of subscribers at the beginning of 2002 for which we earned a full year of revenue in 2002. ARPU decreased in 2002 to $58 compared to $61 in 2001. This decrease is attributable to lower monthly recurring charges for plans with larger buckets of minutes being offered in 2002 compared to 2001 as a result of the increased level of competition in the marketplace.

         Roaming revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territories that roam onto our portion of the PCS network of Sprint. We have a reciprocal roaming rate arrangement with Sprint where per minute charges for inbound and outbound roaming relative to Sprint subscribers are identical. This rate was 20 cents per minute during the first quarter of 2001, declining to 15 cents on June 1, 2001, 12 cents on October 1, 2001, and declined to 10 cents per minute as of January 1, 2002. During 2002 this reciprocal rate remained at 10 cents per minute for the entire year. In addition, the toll rate for long distance charges associated with Sprint roaming was approximately 6 cents per minute in 2001 and approximately 2 cents per minute in 2002. The decline in rates was offset by significant increases in roaming minutes due to the fact that we added additional base stations which allowed us to capture additional roaming traffic as well as growth in the customer bases of Sprint and other PCS providers. Sprint has notified us that the reciprocal rate for 2003 will be 5.8 cents per minute which Sprint has indicated represents a fair and reasonable return on the cost of the underlying network based on an agreement in principle reached with Sprint in 2001. This rate went into effect on January 1, 2003. We have not agreed that 5.8 cents per minute represents a fair and reasonable return on the underlying network and are currently in discussions with Sprint as to the determination of this rate. The toll rate for long distance charges associated with Sprint roaming is expected to remain at approximately 2 cents per minute. During 2002 we also experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint which traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers. We had approximately 1.1 billion minutes of inbound roaming traffic in 2002 compared to approximately 515 million minutes of inbound roaming traffic in 2001. The increase in minutes offset by the decrease in rates accounted for the 41 percent overall increase in roaming revenue to $139,843 in 2002 from $99,213 in 2001.

         PRODUCT SALES AND COST OF PRODUCTS SOLD- We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and costs of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset.

         Product sales revenue for 2002 was $23,922 compared to $26,781 for 2001. Cost of products sold for 2002 was $50,974 compared to $53,911 for 2001. As such the subsidy on handsets sold through our retail and local indirect channels was $27,052 in 2002 and $27,130 in 2001. On a per activation basis, the subsidy was approximately $137 per activation in 2002 and approximately $121 per activation in 2001. The increase in subsidy per activation is due to more aggressive promotional efforts in 2002 which involved a higher level of instant rebates and other discounts on handset prices for competitive reasons.

         COST OF SERVICE AND OPERATIONS (EXCLUDING NON-CASH COMPENSATION) - Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as outbound roaming fees, long distance charges, tower leases and maintenance as well as backhaul costs. In addition, it includes the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care as well as our provision for estimated uncollectible accounts. Expenses of $343,468 in 2002 were 44 percent higher than the $237,843 incurred in 2001. This increase in cost is the result of the completion of the build out of our network which drove an increase in the number of subscribers using our network. In addition, cost of service and operations are driven by the volume of traffic on our network. Total minutes of use on our network were 4.1 billion minutes in 2002 compared to 2.1 billion minutes in 2001 for an increase in traffic of 95 percent.

         SELLING AND MARKETING (EXCLUDING NON-CASH COMPENSATION) - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $18,323 and $14,575 in 2002 and 2001, respectively. Total selling and marketing expenses of $119,059 in 2002 were 8 percent higher than the $110,052 incurred in 2001 due to increased competition in the marketplace.

         GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING NON-CASH COMPENSATION) - General and administrative expenses include corporate costs and expenses such as our corporate finance and sales and marketing organizations. General and administrative expenses of $15,243 in 2002 were 10 percent higher than the $13,853 incurred in 2001. The primary causes for this increase were increased insurance costs and increased professional fees.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization includes depreciation of our property, plant and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $64,702 in 2002 as compared to $45,963 in 2001. This increase of 41 percent is due to the increase in depreciable costs as a result of our capital expenditures in 2002.

         Amortization expense relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. In addition to unidentifiable goodwill, we recorded two identifiable intangibles in connection with each of the acquisitions consisting of values assigned to the agreements with Sprint and the customer base acquired in connection with each of the acquisitions. Amortization expense of $40,419 in 2002 was 17 percent lower than the $48,759 in 2001 due to the fact that amortization of goodwill was discontinued on January 1, 2002 upon the adoption of the provisions of SFAS No. 142 as discussed in "Critical Accounting Policies" which resulted in no amortization of goodwill being recorded in 2002.

         IMPAIRMENT OF GOODWILL - In accordance with the provisions of SFAS No. 142, we performed our first annual assessment of goodwill for impairment as of July 31, 2002. The results of this assessment indicated that our goodwill had no value and an impairment charge of $291,635 was recorded in 2002.

         IMPAIRMENT OF PROPERTY AND EQUIPMENT - In 2002 we recorded impairment of property and equipment in the amount of $1,194 related to a switching facility that was closed and abandoned.

         NON-CASH COMPENSATION - Non-cash compensation expense in 2001 related to stock options that were granted to employees with exercise prices that were below then current market prices. This expense was being recorded over the vesting period of the underlying options. Compensation expense relative to these options was a negative $916 for 2001 due to the forfeiture of remaining options relative to a terminated employee.

         Non-cash compensation expense of $29 in 2002 related to shares of restricted stock that were awarded to our officers in 2002. Certain of our officers received a total of 800,000 shares of restricted stock at a discount to market price that will vest over a three-year period. Compensation expense relative to the difference between the market price of the stock and the price the officers paid for the stock will be recognized over the vesting period during which the restrictions lapse.

         OPERATING LOSS - Our operating loss for 2002 was $371,031 compared to $152,326 for 2001. This increase is primarily attributable to the $291,635 impairment of goodwill recorded in 2002 offset by the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers who generate ARPU that is relatively stable.

         INTEREST AND OTHER INCOME - Interest and other income represents amounts earned on the investment of excess equity and debt offering proceeds. Income of $3,459 in 2002 was 70 percent less than the $11,664 earned in 2001 due to declining interest rates and the fact that excess cash and investments were liquidated during 2002 in connection with funding our capital expenditures and operating cash flow losses.

         INTEREST EXPENSE - Interest expense for 2002 includes non-cash interest accreted on our 12 7/8% Senior Discount Notes of $31,655 as well as interest accrued on the two senior notes issued during 2001 and interest on our senior secured debt. The increase in total interest expense to $102,863 from $81,730 in 2001 is due to the increased level of debt after the two issuances of senior notes in 2001 and the increased level of advances under senior secured borrowings.

         EXTRAORDINARY ITEM - In connection with the closing of our Senior Secured Credit Facility in February 2001, we drew down on that facility and used the proceeds to repay the Nortel/EDC credit facility which was in place at the time. We had originally capitalized loan costs in connection with obtaining the Nortel/EDC credit facility that had a remaining unamortized balance of $5,472. The extraordinary loss recorded in 2001 represents the $5,472 in unamortized loan costs written off, net of a tax benefit of $1,969 relative to this loss. As discussed in "Recently Issued Accounting Pronouncements," we anticipate that this loss on debt extinguishment will no longer be classified as an extraordinary item upon the adoption of SFAS No. 145 in the first quarter of 2003.

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
2000

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 503,000 at December 31, 2001 compared to approximately 133,000 at December 31, 2000. This growth includes approximately 90,000 subscribers acquired in the acquisitions which closed in the first quarter of 2001. The additional 280,000 subscribers came as a result of increasing our network coverage from 4.5 million to 11.2 million covered POPs during 2001 providing additional marketing opportunities. Monthly churn for 2001 was approximately 2.7 percent compared to approximately 2.9 percent for 2000. This improvement in churn was due to more subscribers signing up under plans with contracts as well as improved coverage areas as we built out our network. Our CPGA was approximately $349 per gross addition in 2001 compared to $430 in 2000. This improvement was a result of spreading our fixed marketing costs over a larger number of gross additions.

         SERVICE REVENUE - Subscriber revenues were $231,145 for the year ended December 31, 2001 compared to $56,154 for the year ended December 31, 2000. This increase of 312 percent was due to the increase in our subscriber base from approximately 133,000 subscribers at December 31, 2000 to approximately 503,000 subscribers at December 31, 2001. ARPU decreased in 2001 to $61 compared to $65 in 2000. This decrease was attributable to lower monthly recurring charges for plans with larger buckets of minutes being offered in 2001 compared to 2000.

         The reciprocal roaming rate with Sprint declined during 2001 from 20 cents per minute at January 1, 2001 to 15 cents on June 1, 2001 and to 12 cents on October 1, 2001 through the end of 2001. The decline in rates was offset by significant increases in roaming minutes due to the fact that we added additional base stations during 2001, including

531 added through acquisitions, which allowed us to capture additional roaming traffic as well as growth in the customer bases of Sprint and other PCS providers. We had approximately 515 million minutes of inbound roaming traffic in 2001 compared to approximately 69 million minutes of inbound roaming traffic in 2000. The increase in minutes offset by the decrease in rates accounted for the 472 percent increase in roaming revenue to $99,213 in 2001 from $17,346 in 2000.

         PRODUCT SALES AND COST OF PRODUCTS SOLD - Product sales revenue for 2001 was $26,781 compared to $9,201 for 2000. Cost of products sold was $53,911 for 2001 compared to $20,524 for 2000. As such, the subsidy on handsets sold through our retail and local indirect channels was $27,130 in 2001 and $11,323 in 2000. On a per activation basis, the subsidy was approximately $121 per activation in 2001 and approximately $146 per activation in 2000. The decrease in subsidy per activation is due to less promotional activity in terms of handset rebates in 2001 than 2000 as we were in the process of launching more markets in 2000.

         COST OF SERVICE AND OPERATIONS (EXCLUDING NON-CASH COMPENSATION) - Cost of service and operations of $237,843 in 2001 were 327 percent higher than the $55,701 incurred in 2000. This increase in cost is the result of the completion of the build out of our network as well as the addition of the networks of the acquired companies in the first quarter of 2001 which drove an increase in the number of subscribers using our network. In addition, cost of service and operations are driven by the volume of traffic on our network. Total minutes of use on our network were 2.1 billion minutes in 2001 compared to 382 million minutes in 2000 for an increase in traffic of 450 percent.

         SELLING AND MARKETING (EXCLUDING NON-CASH COMPENSATION) - The amount of handset subsidy included in selling and marketing was $14,575 and $4,846 in 2001 and 2000, respectively. Total selling and marketing expenses of $110,052 in 2001 was 142 percent higher than the $45,407 incurred in 2000 due to the expansion of our distribution channels resulting from the additional markets launched during 2001 and the markets acquired in connection with the acquisitions in the first quarter of 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING NON-CASH COMPENSATION) - General and administrative expenses of $13,853 in 2001 were 45 percent higher than the $9,538 incurred in 2000 due to the three acquisitions which were consummated in the first quarter of 2001. Although the three acquisitions more than doubled the size of our licensed territory, the corporate costs did not increase by the same level due to efficiencies gained by leveraging our corporate costs and eliminating large amounts of corporate costs relative to the acquired companies.

         DEPRECIATION AND AMORTIZATION - Depreciation expense totaled $45,963 in 2001 as compared to $12,530 in 2000. This increase of 267 percent is due to the increase in depreciable costs as a result of our capital expenditures in 2001 of $146,817 and the assets acquired in connection with the three acquisitions closed in the first quarter totaling $125,960.

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

         NON-CASH COMPENSATION - Non-cash compensation expense in 2001 and 2000 related to stock options that were granted to employees with exercise prices that were below then current market prices. This expense was being recorded over the vesting period of the underlying options. Compensation expense relative to these options was $5,651 in 2000. Compensation expense for 2001 was a negative $916 due to the forfeiture of remaining options relative to a terminated employee.

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

         INTEREST AND OTHER INCOME - Interest income of $11,664 in 2001 was 19 percent less than the $14,483 earned in 2000 due to declining interest rates and the fact that excess cash and investments were liquidated during 2001 in connection with funding our capital expenditures and operating cash flow losses.

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

         EXTRAORDINARY ITEM - In connection with the closing of our Senior Secured Credit Facility in February 2001, we drew down on that facility and used the proceeds to repay the Nortel/EDC credit facility which was in place at the time. We had originally capitalized loan costs in connection with obtaining the Nortel/EDC credit facility that had a remaining unamortized balance of $5,472. The extraordinary loss recorded in 2001 represents the $5,472 in unamortized loan costs written off, net of a tax benefit of $1,969 relative to this loss. As discussed in "Recently Issued Accounting Pronouncements," we anticipate that this loss on debt extinguishment will no longer be classified as an extraordinary item upon the adoption of SFAS No. 145 in the first quarter of 2003.

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

         The reversal of the timing differences which gave rise to these deferred tax liabilities will allow us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance with a corresponding reduction to goodwill during 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a net deferred tax benefit in our consolidated statement of operations. We anticipate that during 2003 we will reinstate a valuation allowance when the timing differences that give rise to the deferred tax asset are expected to exceed the timing differences that give rise to the deferred tax liabilities due to uncertainty as to whether we will recognize the benefit of those deferred taxes in future periods.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

         OPERATING ACTIVITIES - Operating cash flows increased $87,117 in 2002 and decreased $84,435 in 2001. The 2002 increase is primarily due to our decreased net loss before non-cash items in 2002 of $83,615. The 2001 decrease is primarily due to our increased net loss before non-cash items in 2001 of $42,868 as well as a significant increase in our customer receivables due to the growth of our subscriber base

         INVESTING ACTIVITIES - Our investing cash flows were a negative $87,667 in 2002 compared to a negative $169,188 in 2001. Our capital expenditures for 2002 totaled $69,639, excluding capital expenditure payments of $20,450 that related to liabilities that existed at January 1, 2002, but including $613 acquired in connection with capital leases. Our capital expenditures for 2001 totaled $146,817 of which $143,731 were cash expenditures.

         FINANCING ACTIVITIES - Our financing cash flows decreased in 2002 to $71,268 from $245,745 in 2001. Our financing cash flows in 2002 primarily consisted of $59,968 in restricted cash which was used to meet debt service requirements and $12,838 in borrowings under our Senior Secured Credit Facility. In 2001, we received net proceeds from debt offerings of approximately $621,000 and repaid debt of approximately $290,000.

CAPITAL REQUIREMENTS

         Our 2003 capital expenditure requirements are expected to be approximately $40 to 50 million. Operating cash flow is expected to continue to increase in 2003 as we continue to realize the benefits of the subscriber growth that we have experienced over the past three years. We expect to generate free cash flow for the first time in 2003 and believe that we are fully funded to that point as discussed below.

LIQUIDITY

         Since inception, we have financed our operations through capital contributions from our owners, through debt financing and through proceeds generated from public offerings of our common stock. We have incurred substantial net losses and negative cash flow from operations since inception. Expenses are expected to exceed revenues until we establish a sufficient subscriber base. We expect operating losses to continue for the foreseeable future. However, we expect operating losses to decrease in the future as we obtain more subscribers.

         EDC CREDIT FACILITY - We entered into a credit agreement with Nortel effective June 10, 1999, which was amended and restated on February 8, 2000. On June 23, 2000, Nortel assigned the entirety of its loans and commitments to Export Development Corporation ("EDC"), and Alamosa and EDC entered into the credit facility with EDC (the "EDC Credit Facility"). The EDC Credit Facility was paid in full in the first quarter of 2001 with proceeds from the Senior Secured Credit Facility described below.

         COMMON STOCK - On October 29, 1999, we filed a registration statement with the Securities and Exchange Commission for the sale of 10,714,000 shares of our common stock (the "Initial Offering"). The Initial Offering became effective and the shares were issued on February 3, 2000 at the initial price of $17.00 per share. Subsequently, the underwriters exercised their over-allotment option for an additional 1,607,100 shares. We received net proceeds of approximately $193.8 million after commissions of $13.3 million and expenses of approximately $1.5 million. The proceeds of the Initial Offering were used for the build out of our portion of the PCS network of Sprint, to fund operating capital needs and for other corporate purposes.

         On November 13, 2001, we completed an underwritten secondary offering of our common stock pursuant to which certain of our stockholders sold an aggregate of 4,800,000 shares at a public offering price of $14.75 per share. We did not receive any proceeds from the sale of these shares, but the underwriters were granted an option to purchase up to 720,000 additional shares of common stock to cover over-allotments. This option was exercised on November 16, 2001 and we received net proceeds from the sale of these shares after offering costs of approximately $9.1 million which will be used for general corporate purposes.

         SENIOR NOTES - On February 8, 2000, Alamosa (Delaware) issued $350.0 million face amount of senior discount notes (the "12 7/8% Senior Discount Notes"). The 12 7/8% Senior Discount Notes mature in ten years (February 15,
2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which interest will be paid in cash semiannually.

         On January 31, 2001, Alamosa (Delaware) issued $250.0 million face amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001.

         On August 15, 2001, Alamosa (Delaware) issued $150.0 million face amount of senior notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011), carry a coupon rate of 13 5/8%, payable semiannually on February 15 and August 15, beginning on February 15, 2002.

         SENIOR SECURED CREDIT FACILITY - On February 14, 2001, we entered into a $280.0 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; First Union National Bank, as documentation agent; EDC as co-documentation agent; and a syndicate of banking and financial institutions. The Senior Secured Credit Facility was closed and initial funding of $150 million was made on February 14, 2001 in connection with the completion of the Roberts and WOW mergers. A portion of the proceeds of the Senior Secured Credit Facility were used (i) to pay the cash portion of the merger consideration for the Roberts and WOW mergers, (ii) to refinance existing indebtedness under our credit facility with EDC and under Roberts' and

WOW's existing credit facilities, and (iii) to pay transaction costs. The remaining proceeds will be used for general corporate purposes, including funding capital expenditures, subscriber acquisition and marketing costs, purchase of spectrum and working capital needs. This facility was amended in March 2001 to increase the maximum borrowings to $333 million as a result of the acquisition of Southwest. The facility was again amended in August 2001 to, among other things, modify financial covenants and reduce the maximum borrowing to $225 million of which $200 million is outstanding as of December 31, 2002.

         On September 26, 2002 we entered into the sixth amendment to the amended and restated credit agreement relative to the Senior Secured Credit Facility which among other things, extended Stage I covenants for an additional quarter and modified certain financial and statistical covenants. Specifically, the new agreement modified the covenant addressing minimum subscribers such that the minimum subscriber requirement is now 610,000 at December 31, 2002 and 620,000 at March 31, 2003. As a result of the amendment, we are required to maintain a minimum cash balance of $10 million. In addition to the covenant modifications, the overall interest rate was increased by 25 basis points such that the interest margin as a result of the amendment increased to 4.25% for LIBOR borrowings and 3.25% for base rate borrowings. In connection with a scheduled interest rate reset on September 30, 2002, the interest margin was reset to 4.00% for LIBOR borrowings and 3.00% for base rate borrowings.

         The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25 million revolving portion of the Senior Secured Credit Facility. The first $10 million can be drawn if cash balances fall below $15 million and we substantiate through tangible evidence the need for such advances. The remaining $15 million is available only at such time as the leverage ratio is less than or equal to 5.5 to 1. As of December 31, 2002, our leverage ratio was 24.9 to 1.

         The terms of this credit facility contain numerous financial and other covenants the violation of which could be deemed an event of default by the lenders. Should we be deemed to be in default, the lenders can declare the entire outstanding borrowings immediately due and payable or exercise other rights and remedies. Such an event would likely have a material adverse impact to us.

         Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancellable operating leases at December 31, 2002 were as follows:

                                                            Payments due by period
                                  ---------------------------------------------------------------------------
                                 Less than            1 - 3         4 - 5            After 5
                                 One year             Years         Years            Years            Total
                                 ----------      ------------    ----------       -----------     -----------
Long-term debt                  $        --      $   117,500     $   82,500       $   750,000     $   950,000
Capital lease obligations             1,305              908            327               693           3,233
Operating leases                     28,973           90,415         62,838            58,834         241,060
                                -----------      -----------     ----------       -----------     -----------
                                $    30,278      $    208,823    $  145,665       $   809,527      $1,194,293
                                ===========      ============    ==========       ===========      ==========

         As of December 31, 2002, we had $61,737 in cash and cash equivalents plus an additional $34,725 in restricted cash held in escrow for debt service requirements. We also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility subject to the restrictions discussed previously. We believe that this $121,462 in cash and available borrowings is sufficient to fund our working capital, capital expenditure and debt service requirements through the point where we generate free cash flow.

         Although, we do not anticipate the need to raise additional capital in the upcoming year, our funding status is dependent on a number of factors influencing our projections of operating cash flows including those related to subscriber growth, ARPU, churn and CPGA. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital which may or may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our ability to achieve our intended business objectives.

         INFLATION - We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

FUTURE TRENDS THAT MAY AFFECT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

         We may not be able to sustain our planned growth or obtain sufficient revenue to achieve and sustain profitability. Recently, we have experienced slowing net customer growth. Net customer growth was approximately 48,000 net subscribers in the first quarter of 2002, 20,000 net subscribers in the second quarter of 2002, 20,000 net subscribers in the third quarter of 2002 and improved to 31,000 net subscribers in the fourth quarter of 2002 due to seasonal activity. This trend is attributable to increased churn and competition, slowing wireless subscriber growth and weakened consumer confidence. We are currently experiencing operating losses as we continue to add subscribers which requires a significant up-front investment in acquiring those subscribers. If the current trend of slowing net customer growth does not improve, it will lengthen the amount of time it will take for us to reach a sufficient number of customers to achieve free cash flow, which in turn will have a negative impact on liquidity and capital resources. Our business plan reflects continuing growth in subscribers and eventual free cash flow in 2003 as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers.

         We may continue to experience higher costs to acquire customers. For 2002, our CPGA was $395 per activation compared to $349 per activation in 2001. The fixed costs in our sales and marketing organization are being allocated among a smaller number of activations due to the slowdown in subscriber growth. In addition, handset subsidies have been increasing due to more aggressive promotional efforts. With a higher CPGA, customers must remain on our network for a longer period of time at a stable ARPU to recover those acquisitions costs.

         We may continue to experience a higher churn rate. Our average customer monthly churn (net of deactivations that take place within 30 days of the activation date) for 2002 was 3.4 percent. This rate of churn is the highest that we have experienced on an annual basis since the inception of the Company and compares to 2.7 percent in 2001. We expect that in the near term churn will remain higher than historical levels as a result of a greater percentage of sub-prime versus prime credit class customers imbedded in the subscriber base in our territory as a result of various programs that were run during 2001 and the first two months of 2002 which encouraged sub-prime credit individuals to subscribe to our service. We have experienced a significantly higher rate of involuntary deactivations due to non-payment relative to these customers. If the rate of churn continues at current rates or increases over the long-term, we would lose the cash flow attributable to these customers and have greater than projected losses.

         We may experience a significantly lower reciprocal roaming rate with Sprint in 2003 and thereafter. Under our original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate. On April 27, 2001, we entered into an agreement with Sprint which reduced the reciprocal roaming rate from 20 cents per minute to 15 cents per minute beginning June 1, 2001, and to 12 cents per minute on October 1, 2001. Beginning January 1, 2002 and throughout the year ending December 31, 2002, the rate will be 10 cents per minute. We have been notified by Sprint that beginning January 1, 2003, the reciprocal rate will be 5.8 cents per minute which Sprint has indicated represents a fair and reasonable return on the cost of the underlying network based on an agreement in principle reached with Sprint in 2001. We have not agreed that 5.8 cents per minute represents a fair and reasonable return on the cost of the underlying network and are currently in discussions with Sprint as to the determination of this rate. We are currently a net receiver of roaming with Sprint meaning that other PCS customers roam onto our network at a higher rate than our customers roam onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint PCS travel minutes was 1.15 to 1 for 2002 and we expect this margin to trend to 1 to 1 over time.

         Our ability to borrow funds under the revolving portion of the Senior Secured Credit Facility may be limited due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements covering our Senior Secured Credit Facility. We amended our credit agreement on September 26, 2002 and modified certain of the financial and operating covenants and are in compliance with the lending agreement at December 31, 2002. We believe we will meet the requirements of these covenants in future periods, however, if we do not, our ability to access the remaining $25,000 in the form of the revolving portion of the Senior Secured Credit Facility could be limited which could have a material adverse impact on our liquidity.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. For our leased telecommunication and operating facilities, primarily consisting of cell sites, office and retail locations, we have evaluated the impact of the adoption of SFAS No. 143 as of January 1, 2003 and determined that the impact to us will not be material.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 in the quarter ending March 31, 2003 is expected to result in a reclassification of the extinguishment of debt that we previously reported in the three-month period ended March 31, 2001.

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

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which is an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after and interim periods beginning after December 15, 2002. As we continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, we, as required, have only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002.

         The Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" in January, 2003. This Abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Abstract is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and we are in the process of evaluating the impact of this Abstract.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. At December 31, 2002, we had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45. We do not believe that the adoption of FIN 45 will have a material impact on our consolidated financial statements.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For public entities with VIEs created before February 1, 2003, the implementation and disclosure requirements of FIN 46 are effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. For VIEs created after January 31, 2003, the requirements are effective immediately. We do not believe that the adoption of FIN 46 will have a material impact on our consolidated financial statements.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS, STRATEGY AND OPERATIONS

         WE MAY NOT ACHIEVE OR SUSTAIN OPERATING PROFITABILITY OR POSITIVE CASH FLOWS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE.

         We have a limited operating history. Through the year ended December 31, 2002, we continued to incur significant operating losses. Our operating profitability and expected cash flow from operating activities will depend upon many factors, including, among others, our ability to market PCS services from Sprint, achieve projected market penetration and manage customer turnover rates. We will have to dedicate a substantial portion of any future cash flow from operations to make interest and principal payments on our consolidated debt, which will reduce funds available for other purposes. If we do not achieve and maintain positive cash flow from operations, or if our operating cash flow is insufficient to cover our debt obligations in the future, our stock price could be adversely affected and you could lose all or part of your investment.

         IF WE RECEIVE LESS REVENUES OR INCUR MORE FEES THAN WE ANTICIPATE FOR PCS ROAMING FROM SPRINT, OUR RESULTS OF OPERATIONS MAY BE NEGATIVELY AFFECTED.

         We are paid a fee from Sprint or a PCS Affiliate of Sprint for every minute that Sprint wireless subscribers based outside of our territories use our portion of the PCS network of Sprint. Similarly, we pay a fee to Sprint for every minute that our subscribers use the PCS network of Sprint outside our territories. Customers from our territories may spend more time in other PCS coverage areas than we anticipate, and wireless customers from outside our territories may spend less time in our territories or may use our services less than we anticipate. This rate was 20 cents per minute in 2000. The rate declined to 15 cents per minute on June 1, 2001 and declined to 12 cents per minute on October 1, 2001. For the entire year of 2002 the rate was 10 cents per minute. Sprint has set the rate for 2003 at 5.8 cents per minute as of January 1, 2003, which Sprint has indicated represents a fair and reasonable return on the cost of the underlying network based on an agreement in principle reached with Sprint in 2001. We have not agreed that 5.8 cents per minute represents a fair and reasonable return on the cost of the underlying network and are currently in discussions with Sprint as to the determination of this rate. Although the rate continues to decline, our ratio of inbound to outbound roaming with Sprint was approximately 1.15 to 1 in 2002 and is expected to decline to approximately 1 to 1 over time, which would mitigate our exposure to future changes in this rate.

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

         We rely on roaming arrangements with other wireless service providers for coverage in some areas. Some risks related to these arrangements are as follows:

         o the roaming arrangements are negotiated by Sprint and may not benefit us in the same manner that they benefit Sprint;

         o the quality of the service provided by another provider during a roaming call may not approximate the quality of the PCS service provided by Sprint;

         o the price of a roaming call may not be competitive with prices charged by other wireless companies for roaming calls;

         o customers may have to use a more expensive dual-band/dual mode handset with diminished standby and talk time capacities;

         o customers must end a call in progress and initiate a new call when leaving the PCS network of Sprint and entering another wireless network;

         o Sprint wireless customers may not be able to use advanced PCS features from Sprint, such as voicemail notification, while roaming. If Sprint wireless customers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current subscribers and PCS services from Sprint will be less attractive to potential new customers; and

         o Sprint or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

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

         UNAUTHORIZED USE OF, OR INTERFERENCE WITH, THE PCS NETWORK OF SPRINT COULD DISRUPT OUR SERVICE AND INCREASE OUR COSTS.

         We may incur costs associated with the unauthorized use of the PCS network of Sprint, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of the PCS network of Sprint may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming. In addition, some of our border markets are susceptible to uncertainties related to areas not governed by the FCC. For example, unauthorized microwave radio signals near the border in Mexico could disrupt our service in the United States.

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

         Our current network does not cover all areas of our territories, which could make it difficult to maintain a profitable customer base. We currently cover approximately 74.7% of the resident population in our territories. As a result, our network may not adequately serve the needs of the potential customers in our territories or attract enough subscribers to operate our business successfully. To correct this potential problem, we may have to cover a greater percentage of our territories than we currently anticipate. Further, we may contract with Sprint to develop additional markets or meet additional Sprint technical requirements. Our continued growth could require additional capital expenditures and increase our capital requirements. Therefore, we may need to raise additional equity or debt capital. These additional funds may not be available. Even if these funds are available, we may not be able to obtain them on a timely basis, on terms acceptable to us or within limitations permitted under the covenants contained in the documents governing our debt. Failure to obtain additional funds, should the need for funds develop, could result in the delay or abandonment of our development and expansion plans.

         IF WE LOSE THE RIGHT TO INSTALL OUR EQUIPMENT ON WIRELESS TOWERS OR ARE UNABLE TO RENEW EXPIRING LEASES FOR WIRELESS TOWERS ON FAVORABLE TERMS OR AT ALL, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE ADVERSELY IMPACTED.

         Substantially all of our base stations are installed on leased tower facilities that are shared with one or more other wireless service providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support the use of its tower sites by us, we would have to find new sites or may be required to rebuild the affected portion of our network. In addition, the concentration of our tower leases with a limited number of tower companies could adversely affect our results of operations and financial condition if any of our PCS operating subsidiaries is unable to renew its expiring leases with these tower companies on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our revenues and financial condition if a material number of towers were involved.

         THE LOSS OF THE OFFICERS AND SKILLED EMPLOYEES UPON WHOM WE DEPEND TO OPERATE OUR BUSINESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Our business is managed by a small number of executive officers. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain highly qualified technical and management personnel. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. We maintain policies of life insurance on our key executives.

RISKS RELATED TO OUR INDEBTEDNESS

         OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

         We are highly leveraged. As of December 31, 2002, our total outstanding debt, including capital lease obligations and excluding unused commitments made by lenders, was approximately $871.3 million. As of that date, such total long-term indebtedness represents approximately 87% of our total capitalization. The Senior Secured Credit Facility and the indentures governing the 12 7/8% Senior Discount Notes, the 12 1/2% Senior Notes and the 13 5/8% Senior Notes permit us to incur additional indebtedness subject to certain limitations. Our substantial indebtedness could adversely affect our financial health by, among other things:

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

         These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, complete acquisitions for cash or debt, or react to changes in our operating environment. The Senior Secured Credit Facility contains numerous affirmative and negative covenants customary for credit facilities of a similar nature, including, but not limited to, negative covenants imposing limitations on our ability to, among other things, (1) declare dividends or repurchase stock; (2) prepay, redeem or repurchase debt; (3) incur liens and engage in sale-leaseback transactions; (4) make loans and investments; (5) incur additional debt, hedging agreements and contingent obligations; (6) issue preferred stock of subsidiaries; (7) engage in mergers, acquisitions and asset sales; (8) engage in certain transactions with affiliates; (9) amend, waive or otherwise alter material agreements or enter into restrictive agreements; and
(10) alter the businesses we conduct. Pursuant to the Senior Secured Credit Facility, we are required to maintain a minimum cash balance of $10 million, and future draws are conditioned, among other things, on us maintaining a ratio of senior debt to net property and equipment that does not exceed 1 to 1. We are also subject to covenants with respect to the ratio of EBITDA to total cash interest expense. Until March 31, 2003 we are also subject to financial and statistical covenants with respect to the following:

         o    minimum numbers of subscribers;

         o    providing coverage to a minimum number of residents;

         o    minimum service revenue;

         o    minimum EBITDA;

         o    ratio of senior debt to total capital;

         o    ratio of total debt to total capital; and

         o    maximum capital expenditures.

         As of March 31, 2003, we also become subject to financial and statistical covenants with respect to the following:

         o    ratio of senior debt to EBITDA;

         o    ratio of total debt to EBITDA;

         o ratio of EBITDA to total fixed charges (the sum of debt service, capital expenditures and taxes); and

         o    ratio of EBITDA to pro forma debt service.

         We may not satisfy these financial and statistical covenants under the Senior Secured Credit Facility. If we fail to satisfy any of the financial and statistical covenants, we could be in default under the Senior Secured Credit Facility, or we may be limited in our ability to access additional funds under the Senior Secured Credit Facility.

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

         To the extent Sprint purchases these obligations from the lenders, Sprint's rights as a senior lender would enable it to foreclose on the assets securing the Senior Secured Credit Facility in a manner not otherwise permitted under our affiliation agreements with Sprint. If Sprint does not exercise either of these options, the lenders under the Senior Secured Credit Facility may foreclose on and sell the assets securing the facility to third parties. In addition, if Sprint provides notice to the lenders under the Senior Secured Credit Facility that we are in breach of our management agreements with Sprint and, as a result, our obligations under the Senior Secured Credit Facility are accelerated and Sprint does not elect to operate our business, the lenders under the Senior Secured Credit Facility may designate a third party to operate our business. The occurrence of any of these events would be expected to have a significant negative effect on the value of our stock.

RISKS RELATED TO THE RELATIONSHIP WITH SPRINT

         IF WE MATERIALLY BREACH OUR MANAGEMENT AGREEMENTS WITH SPRINT, AND AN ACCELERATION IS DECLARED UNDER THE SENIOR SECURED CREDIT FACILITY, SPRINT MAY HAVE THE RIGHT TO PURCHASE OUR OPERATING ASSETS AT A DISCOUNT TO MARKET VALUE.

         Our affiliation agreements with Sprint require that we provide network coverage to a minimum network coverage area within specified time frames and that we meet Sprint's technical and customer service requirements. As of December 31, 2002, we have substantially completed the network build-out requirements required by Sprint. We may amend our agreements with Sprint in the future to expand this network coverage. A failure by us to meet the expanded build-out requirements for any one of the individual markets in our territories or to meet Sprint's technical or customer service requirements contained in the affiliation agreements would constitute a material breach of the agreements, which could lead to its termination. Our affiliation agreements provide that upon the occurrence of an event of termination, Sprint has the right to purchase our operating assets without further stockholder approval and for a price equal to 72% of our "entire business value." The "entire business value" includes our spectrum licenses, business operations and other assets. Sprint's right to purchase our assets following an event of termination under our affiliation agreements is currently subject to the provisions of a consent and agreement entered into by Sprint for the benefit of the lenders under the Senior Secured Credit Facility. Pursuant to the terms of this consent and agreement, Sprint may not purchase our operating assets until all of our obligations under the Senior Secured Credit Facility have been paid in full in cash and all commitments to advance credit under the Senior Secured Credit Facility have been terminated or have expired. Accordingly, Sprint may foreclose on our assets if it first pays all obligations due under the Senior Secured Credit Facility and the Senior Secured Credit Facility is terminated in connection with such payment. Alternatively, Sprint also has the right to purchase our assets upon receipt of a notice of acceleration under the Senior Secured Credit Facility following an event of default thereunder. Such right to purchase is subject to time limitations, and the purchase price must be the greater of an amount equal to 72% of our "entire business value" or the amount owed under the Senior Secured Credit Facility.

         IF SPRINT DOES NOT COMPLETE THE CONSTRUCTION OF ITS NATIONWIDE PCS NETWORK, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS.

         Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its Network Partners. Sprint is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint has entered into, and anticipates entering into, management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint's national network and, to a lesser extent, on the networks of Sprint's other PCS Affiliates. The PCS network of Sprint may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers.

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

         o Sprint may alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs or in Sprint building out that area itself or assigning it to another PCS Affiliate of Sprint.

         THE TERMINATION OF OUR AFFILIATION AGREEMENTS WITH SPRINT WOULD SEVERELY RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS.

         Our relationship with Sprint is governed by our affiliation agreements with Sprint. Since we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of these affiliation agreements. However, Sprint may be able to terminate our affiliation agreements if we materially breach the terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirement can be changed by Sprint with little notice. As a result, we may not always be in compliance with all requirements of the Sprint agreements. Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our operating results and cash flow. If Sprint terminates the affiliation agreements, we may not continue to be a part of the PCS network of Sprint and we would have extreme difficulty conducting our business.

         IF SPRINT DOES NOT RENEW OUR AFFILIATION AGREEMENTS, OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE SEVERELY RESTRICTED.

         Our affiliation agreements with Sprint are not perpetual, and will eventually expire. Sprint can choose not to renew these agreements at the expiration of their 20-year initial terms or any ten-year renewal term. If Sprint decides not to renew our affiliation agreements, we may no longer be a part of the PCS network of Sprint and we would have extreme difficulty conducting our business.

         CERTAIN PROVISIONS OF OUR AFFILIATION AGREEMENTS WITH SPRINT MAY DIMINISH OUR VALUE AND RESTRICT THE SALE OF OUR BUSINESS.

         Under specific circumstances and without further stockholder approval, Sprint may purchase our operating assets or capital stock at a discount. In addition, Sprint must approve any change of control of our ownership and must consent to any assignment by us of our affiliation agreements. Sprint also has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint. These restrictions and other restrictions contained in these affiliation agreements with Sprint, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our "entire business value," each of which could adversely affect the market price of our common stock.

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

         Should Sprint fail to deliver timely and accurate information, this may lead to adverse short-term decisions and inaccurate assumptions in our business plan. It could also adversely affect our cash flow because Sprint collects our receivables and sends us a net amount that is based on the financial information it produces for us.

         OUR COSTS FOR INTERNAL SUPPORT SYSTEMS MAY INCREASE IF SPRINT TERMINATES ALL OR PART OF OUR SERVICES AGREEMENTS.

         The costs for the services provided by Sprint under our services agreements relative to billing, customer care and other back-office functions in the year 2002 was approximately $57.5 million. We expect this number to significantly increase as our number of subscribers increases. Our services agreements with Sprint provide that, upon nine months' prior written notice, Sprint may terminate any service provided under such agreements. We do not expect to have a contingency plan if Sprint terminates any such service. If Sprint terminates a service for which we have not developed a cost-effective alternative or increases the amount it charges for these services, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted.

         IF SPRINT DOES NOT MAINTAIN CONTROL OVER ITS LICENSED SPECTRUM, THE AFFILIATION AGREEMENTS WITH SPRINT MAY BE TERMINATED.

         Sprint, not us, owns the licenses necessary to provide wireless services in our territories. The FCC requires that licensees like Sprint maintain control of their licensed systems and not delegate control to third party operators or managers. Our affiliation agreements with Sprint reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, if the FCC were to determine that any of our affiliation agreements with Sprint need to be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint to modify the agreements, those agreements may be terminated. If the agreements are terminated, we would no longer be a part of the PCS network of Sprint and we would not be able to conduct our business.

         THE FCC MAY FAIL TO RENEW THE SPRINT WIRELESS LICENSES UNDER CERTAIN CIRCUMSTANCES, WHICH WOULD PREVENT US FROM PROVIDING WIRELESS SERVICES.

         We do not own any licenses to operate a wireless network. We are dependent on the Sprint wireless licenses, which are subject to renewal and revocation by the FCC. The Sprint wireless licenses in our territories will expire in 2005 or 2007 but may be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint or us to comply with these standards could result in the nonrenewal of the Sprint licenses for our territories. Additionally, if Sprint does not demonstrate to the FCC that Sprint has met the five-year and ten-year construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint loses its licenses in our territories for any of these reasons, we and our subsidiaries would not be able to provide wireless services without obtaining rights to other licenses.

         WE RELY ON SPRINT FOR A SUBSTANTIAL AMOUNT OF OUR FINANCIAL INFORMATION. IF THAT INFORMATION IS NOT ACCURATE, THE INVESTMENT COMMUNITY COULD LOSE CONFIDENCE IN US.

         Under our agreements with Sprint, it performs our billing, manages our accounts receivable and provides a substantial amount of financial data that impact our accounts. We use that information to calculate our financial results and to prepare our financial statements. If we later find errors in that information, we may be required to restate our financial statements. If that occurs with respect to us or any other PCS Affiliates of Sprint, investors and securities analysts may lose confidence in us.

         IF SPRINT DOES NOT SUCCEED, OR IF WE DO NOT MAINTAIN A GOOD RELATIONSHIP WITH SPRINT, OUR BUSINESS MAY NOT SUCCEED.

         If Sprint has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name, our operations and profitability would likely be negatively impacted.

         If Sprint should have significant financial problems, including bankruptcy, our PCS business would suffer material adverse consequences which could include termination or revision of our Sprint agreements. We currently have no reason to believe that Sprint will have significant financial problems, including bankruptcy.

         IF OTHER PCS AFFILIATES OF SPRINT HAVE FINANCIAL DIFFICULTIES, THE PCS NETWORK OF SPRINT COULD BE DISRUPTED.

         The national PCS network of Sprint is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are owned and operated by PCS Affiliates of Sprint, all of which are independent companies like we are. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks.

         If other PCS Affiliates of Sprint experience financial difficulties, the PCS network of Sprint could be disrupted in the territories of those partners. If the Sprint agreements of those partners are like ours, Sprint would have the right to step in and operate the affected territory. Of course this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding related to the affected PCS Affiliate. One PCS Affiliate of Sprint recently declared bankruptcy, alleging that Sprint violated its agreements with the PCS Affiliate.

         Material disruptions in the Sprint PCS network would have a material adverse effect on our ability to attract and retain subscribers.

         WE MAY HAVE DIFFICULTY IN OBTAINING AN ADEQUATE SUPPLY OF CERTAIN HANDSETS FROM SPRINT, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         We depend on our relationship with Sprint to obtain handsets and other wireless devices. Sprint orders handsets and other wireless devices from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

         o Sprint does not adequately project the need for handsets for itself, its PCS Affiliates and its other third party distribution channels, particularly in transition to new technologies such as 3G;

         o    Sprint gives preference to other distribution channels;

         o We do not adequately project our need for handsets or other wireless devices;

         o Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

         o There is an adverse development in the relationship between Sprint and its suppliers or vendors.

         The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

RISKS RELATED TO OUR COMMON STOCK

         OUR BUSINESS AND THE VALUE OF YOUR SECURITIES MAY BE ADVERSELY AFFECTED IF WE FAIL TO MAINTAIN OUR LISTING ON THE NYSE.

         We are listed on the New York Stock Exchange ("NYSE") and are subject to various listing requirements set forth by the NYSE. We received written notice from the NYSE on August 29, 2002 indicating that we had fallen below the requirements to (1) maintain an average closing price that is not less than $1.00 per share over a consecutive 30 trading-day period and (2) maintain an average global market capitalization over a consecutive 30 trading-day period of not less than $100 million. On October 15, 2002 we submitted to the NYSE a business plan to cure our non-compliance with the NYSE listing requirements. The business plan was approved by the NYSE and, as a result of such approval, we have until February 26, 2004 to re-establish compliance with the $100 million market capitalization requirement. However, with respect to the minimum share price requirement, the cure period for achieving compliance under NYSE listing requirements expired on March 3, 2003. The trading price and volume of our common stock is under relatively continuous review by the NYSE, and the NYSE could at any time choose to suspend trading in our common stock and make an application to the SEC to delist our common stock.

         Although as of the date of this document, our stock has consistently traded at prices below the $1.00 minimum, our Board of Directors has approved taking affirmative actions, if necessary, to meet the $1.00 minimum share price listing requirement. This includes affecting a reverse stock split which would be submitted for shareholder approval at the 2003 annual shareholders meeting. We believe that if we are still listed in the NYSE at the time a proposed reverse stock split is approved by shareholders, the NYSE minimum share price listing requirement may be deemed satisfied if the price of our common stock promptly exceeds $1.00 per share and remains above the level for at least the following 30 trading days. Despite the foregoing, the NYSE has broad discretion to suspend trading in our common stock on the

NYSE and make an application to the SEC to delist our common stock. There is no assurance that the NYSE will continue to allow trading in our common stock until our annual meeting of stockholders or until such time as we undertake another action to meet the NYSE minimum share price listing requirement.

         If our common stock gets delisted from the NYSE and we fail to qualify for trading in a comparable trading venue, shares of our common stock would likely trade in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board. If that happened, selling our common stock would be more difficult because our trading volume likely would decrease and transactions could be delayed. In addition, security analysts' and news media coverage of our stock may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. Such delisting from the NYSE or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and may significantly increase the dilution to stockholders caused by issuing equity in the future. In addition, if our common stock is not listed on the NYSE, we may become subject to SEC rules that affect "penny stocks," which are stocks priced below $5.00 per share (subject to certain exceptions, including listing on the NYSE). These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our shareholders are able to obtain.

         FUTURE SALES OR THE POSSIBILITY OF FUTURE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

         Future sales of substantial amounts of shares of our common stock in the public market could adversely affect prevailing market prices and the market price of our common stock and could impair our ability to raise capital through future sales of our equity securities. Currently we have approximately 94.5 million shares issued and outstanding. We have in the past issued shares of our common stock in connection with acquisitions and may issue shares of our common stock from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, we may also grant registration rights covering those shares in connection with any such acquisitions and investments.

         OUR CERTIFICATE OF INCORPORATION AND BYLAWS INCLUDE PROVISIONS THAT MAY DISCOURAGE A CHANGE OF CONTROL TRANSACTION OR MAKE REMOVAL OF MEMBERS OF THE BOARD OF DIRECTORS MORE DIFFICULT.

         Some provisions of our certificate of incorporation and bylaws could have the effect of delaying, discouraging or preventing a change in control of us or making removal of members of the Board of Directors more difficult. These provisions include the following:

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

         o changes in market valuations of telecommunications and other PCS companies, including Sprint and PCS Affiliates of Sprint;

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

         o    actual or potential defaults by us under any of our agreements;

         o actual or potential defaults in bank covenants by Sprint or PCS Affiliates of Sprint, which may result in a perception that we are unable to comply with our bank covenants;

         o changes in results of operations, market valuations and investor perceptions of Sprint, PCS Affiliates of Sprint or of other companies in the telecommunications industry in general and the wireless industry in particular, including our competitors;

         o    additions or departures of key personnel;

         o release of transfer restrictions on our outstanding shares of common stock or sales of additional shares of our common stock; and

         o    general stock market price and volume fluctuations.

RISKS RELATED TO THE WIRELESS PERSONAL COMMUNICATIONS SERVICES INDUSTRY

         WE MAY CONTINUE TO EXPERIENCE A HIGH RATE OF SUBSCRIBER TURNOVER, WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

         The wireless personal communications services industry in general, and Sprint and its PCS Affiliates in particular, have experienced a higher rate of subscriber turnover, commonly known as churn, as compared to cellular industry averages. This churn rate has been driven higher over the past year due to the NDASL and Clear Pay programs and the removal of deposit requirements as described elsewhere in this report. Our business plan assumes that churn will decline over the course of fiscal 2003. Due to significant competition in our industry and general economic conditions, among other things, this decline may not occur and our future rate of subscriber turnover may be higher than our historical rate. Factors that may contribute to higher churn include:

         o inability or unwillingness of subscribers to pay, which results in involuntary deactivations, which accounted for over 50% of our deactivations in the year ended December 31, 2002;

         o subscriber mix and credit class, particularly sub-prime credit subscribers which accounted for over 40% of our gross subscriber additions for the year ended December 31, 2002 and account for approximately 28% of our subscriber base as of December 31, 2002;

         o the attractiveness of our competitors' products, services and pricing;

         o    network performance and coverage relative to our competitors;

         o    customer service;

         o    any increased prices for services in the future; and

         o any future changes by us in the products and services we offer, especially to the Clear Pay program.

         A high rate of subscriber turnover could adversely affect our competitive position, liquidity, financial position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by subscribers.

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

         Competition in the wireless communications services industry is intense. Competition has caused, and we anticipate that competition will continue to cause the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent for our subsidiaries to sell non-Sprint approved equipment may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger competitors who have substantially greater resources or who offer more services than we do.

         MARKET SATURATION COULD LIMIT OR DECREASE OUR RATE OF NEW SUBSCRIBER ADDITIONS.

         Intense competition in the wireless communications industry could cause prices for wireless products and services to continue to decline. If prices drop, then our rate of net subscriber additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitors' penetration rates in our markets increase over time, our rate of adding net subscribers could decrease. If this decrease were to happen, it could materially adversely affect our liquidity, financial condition and results of operations.

         ALTERNATIVE TECHNOLOGIES AND CURRENT UNCERTAINTIES IN THE WIRELESS MARKET MAY REDUCE DEMAND FOR PCS.

         The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. We rely on Sprint for research and development efforts with respect to the products and services of Sprint and with respect to the technology used on our network. Sprint may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

         If Sprint is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our network or our business strategy may become obsolete.

         REGULATION BY GOVERNMENT OR POTENTIAL LITIGATION RELATING TO THE USE OF WIRELESS PHONES WHILE DRIVING COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if enacted, would require wireless service providers to provide hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer.

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

         INTEREST RATE RISK MANAGEMENT - Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating- and fixed-rate debt. We utilize interest rate swaps and collars to adjust our risk profile relative to our floating rate Senior Secured Credit Facility. We have hedges in place on approximately 42 percent of the outstanding advances under our Senior Secured Credit Facility at December 31, 2002.

         The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, capital leases and the credit facility financing based on our projected level of long-term indebtedness:

                                                                   YEARS ENDING DECEMBER 31,
                                            2003         2004          2005           2006        2007         THEREAFTER
                                        ------------ ------------ -------------  ------------- ------------- ------------
                                                                      (DOLLARS IN MILLIONS)
   Fixed Rate Instruments............
     12 7/8% senior discount notes (4)  $     305    $    345     $       350   $        350   $          350  $       --
       Fixed interest rate...........       12.875%     12.875%         12.875%         12.875%        12.875%      12.875%
       Principal payments............          --          --              --             --              --           350
     12 1/2% senior notes............         250         250             250            250              250          --
       Fixed interest rate...........       12.500%     12.500%         12.500%         12.500%        12.500%      12.500%
       Principal payments............          --          --              --            --               --           250
     13 5/8% senior notes............         150         150             150            150              150          --
       Fixed interest rate...........       13.625%     13.625%         13.625%         13.625%        13.625%      13.625%
       Principal payments............          --          --              --            --               --           150
   Capital leases....................
     Annual minimum lease payments (1)  $    1.305   $   0.586    $      0.160  $      0.162   $       0.163  $      0.857
     Average Interest Rate...........       12.000%     12.000%         12.000%         12.000%        12.000%      12.000%
   Variable Rate Instruments:
     Senior Secured Credit Facility (2) $     200    $    178     $       133   $        83    $           18 $        --
     Average Interest Rate (3).........       7.25%      7.25%           7.25%          7.25%            7.25%        7.25%
       Principal payments............          --          22              45             50               65          18

(1) These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

(2) The amounts represent estimated year-end balances under the credit facility based on a projection of the funds borrowed under that facility pursuant to our current plan of network build-out.

(3) Interest rate on the Senior Secured Credit Facility advances equal, at our option, either (i) the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which is initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowings as of December 31, 2002. The applicable interest margins are subject to reductions under a pricing grid based on ratios of our total debt to our earnings before interest, taxes, depreciation and amortization ("EBITDA"). The interest rate margins will increase by an additional 200 basis points in the event we fail to pay principal, interest or other amounts as they become due and payable under the Senior Secured Credit Facility.

(4) Interest will accrete on the senior discount notes through February 2005 at which time the notes will begin to require cash payments of interest with the first semi-annual cash interest payment due in August 2005.

         We are also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The commitment fee accrues at a rate per annum equal to (i) 1.50% on each day when the utilization (determined by dividing the total amount of loans plus outstanding letters of credit under the Senior Secured Credit Facility by the total commitment amount under the Senior Secured Credit Facility) of the Senior Secured Credit Facility is less than or equal to 33.33%, (ii) 1.25% on each day when utilization is greater than 33.33% but less than or equal to 66.66% and (iii) 1.00% on each day when utilization is greater than 66.66%. We have entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility. For purposes of this table, we have used an assumed average interest rate of 7.25%.

         Our primary market risk exposure relates to:

         o    the interest rate risk on long-term and short-term borrowings;

         o our ability to refinance our senior discount notes at maturity at market rates;

         o the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants; and

         The 12 7/8% Senior Discount Notes have a carrying value of $268.9 million and a fair value which approximates $63.0 million. The 12 1/2% Senior Notes have a carrying value of $250.0 million and a fair value which approximates $75.0 million. The 13 5/8% Senior Notes have a carrying value of $150.0 million and a fair value which approximates $49.5 million.

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

         At December 31, 2002, we had entered into the following interest rate swaps.

         INSTRUMENT                     NOTIONAL      TERM        FAIR VALUE
         ----------                     --------      ----        ----------
         4.9475% Interest rate swap     $21,690       3 years     $     (1,121)
         4.9350% Interest rate swap     $28,340       3 years           (1,385)
                                                                  ------------
                                                                  $     (2,506)
                                                                  ============

         These swaps are designated as cash flow hedges such that the fair value is recorded as a liability in the December 31, 2002 consolidated balance sheet with changes in fair value (net of tax) shown as a component of other comprehensive income.

         We also entered into an interest rate collar with the following terms:

         NOTIONAL      MATURITY     CAP STRIKE PRICE    FLOOR STRIKE PRICE      FAIR VALUE
         --------      --------     ----------------    ------------------      ----------
         $28,340        5/15/04             7.00%              4.12%            $ (1,112)

         This collar does not receive hedge accounting treatment such that the fair value is reflected as a liability in the December 31, 2002 consolidated balance sheet and the change in fair value has been reflected as an adjustment to interest expense.

         In addition to the swaps and collar discussed above, we purchased an interest rate cap in February 2002 with a notional amount of $5,000 and a strike price of 7.00%. This cap does not receive hedge accounting treatment and the fair value reflected in the consolidated balance sheet at December 31, 2002 is less than $1.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information called for by Item 10 of Form 10-K is set forth under the headings "Election of Directors of Alamosa" and "Executive Officers" in our proxy statement for our 2003 annual meeting of shareholders (the "Proxy Statement"), which is incorporated herein by reference. Information relating to disclosure of delinquent Form 3, 4 and 5 filers is incorporated by reference to the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information called for by Item 11 of Form 10-K is set forth under the heading "Executive Officers and Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Item 12 of Form 10-K is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which is incorporated herein by reference. Information set forth under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement is also incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 of Form 10-K is set forth under the heading "Certain Relationships and Related Transactions" in the Proxy Statement, which is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidate subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this annual report on Form 10-K:

         1.   Financial Statements

              Report of Independent Accountants, Consolidated Balance Sheets as of December 31, 2002 and 2001, Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000, Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000, Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

               Notes to Consolidated Financial Statements

         2.   Financial Statement Schedules

              Report of Independent Accountants on Financial Statement Schedule

              Consolidated Valuation and Qualifying Accounts

         3.   Exhibits

              (a) See the Exhibit Index immediately proceeding the signature pages hereto.

              (b) During the fourth quarter of 2002, Alamosa Holdings, Inc. filed the following Current Report on Form 8-K:

                   On October 1, 2002, Alamosa Holdings, Inc. filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the Sixth Amendment to the Amended and Restated Credit Agreement dated as of February 14, 2001, as amended and restated as of March 30, 2001, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto, Export Development Corporation, as Co-Documentation Agent, First Union National Bank, as Documentation Agent, Toronto Dominion (Texas), Inc., as Syndication Agent, and Citicorp USA, Inc., as Administrative Agent and Collateral Agent.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  March 28, 2003         ALAMOSA HOLDINGS, INC.

                                    By:  /s/ David E. Sharbutt
                                         ---------------------------------------
                                         David E. Sharbutt
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934 thereunto, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   NAME                                                 TITLE                              DATE
------------------------------------------------ --------------------------------------------------- ---------------
           /s/ David E. Sharbutt                 Chairman of the Board of Directors and               March 28, 2003
------------------------------------------------ Chief Executive Officer
               David E. Sharbutt                 (Principal Executive Officer)


           /s/ Kendall W. Cowan                  Chief Financial Officer                              March 28, 2003
------------------------------------------------ (Principal Financial and Accounting Officer)
               Kendall W. Cowan

           /s/ Ray M. Clapp, Jr.                 Director                                             March 28, 2003
------------------------------------------------
               Ray M. Clapp, Jr.

              /s/ Scotty Hart                    Director                                             March 28, 2003
------------------------------------------------
                  Scotty Hart

           /s/ Allen T. McInnes                  Director                                             March 28, 2003
------------------------------------------------
               Allen T. McInnes

         /s/ Schuyler B. Marshall                Director                                             March 28, 2003
------------------------------------------------
             Schuyler B. Marshall

                                                 Director                                             March 28, 2003
------------------------------------------------
                 John F. Otto

         /s/ Thomas F. Riley, Jr.                Director                                             March 28, 2003
------------------------------------------------
             Thomas F. Riley, Jr.

            /s/ Jimmy R. White                   Director                                             March 28, 2003
------------------------------------------------
                Jimmy R. White

                                                 Director                                             March 28, 2003
------------------------------------------------
              Michael V. Roberts

           /s/ Steven C. Roberts                 Director                                             March 28, 2003
------------------------------------------------
               Steven C. Roberts

CERTIFICATIONS

I, David E. Sharbutt, certify that:

      1. I have reviewed this annual report on Form 10-K of Alamosa Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                       /s/ David E. Sharbutt
                       ------------------------------------
                       David E. Sharbutt
                       Chairman and Chief Executive Officer

I, Kendall W. Cowan, certify that:

      1. I have reviewed this annual report on Form 10-K of Alamosa Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report, whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                         /s/ Kendall W. Cowan
                         -----------------------
                         Kendall W. Cowan
                         Chief Financial Officer

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

         4.4 Indenture for 12 1/2% Senior Notes due 2011, dated as of January 31, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.4 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         4.5 Form of Global Note relating to the Senior Notes due 2011, filed as Exhibit 4.5 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         4.6 First Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of January 31, 2001, among Alamosa Finance, LLC, LLC, Alamosa Limited, LLC and Wells Fargo Bank Minnesota, N.A., (formerly known as Norwest Bank Minnesota, N.A.), as trustee, filed as Exhibit 4.6 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         4.7 First Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of February 14, 2001, among Roberts Wireless Communications, L.L.C., Roberts Wireless Properties, LLC, Washington Oregon Wireless, LLC, Alamosa Holdings, LLC, Alamosa Properties, L.P., Alamosa (Wisconsin) Properties, LLC, Washington Oregon Wireless Properties, LLC, Washington Oregon Wireless Licenses, LLC and Wells Fargo Bank Minnesota, N.A., (formerly known as Norwest Bank Minnesota, N.A.), as trustee, filed as
                       Exhibit 4.7 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         4.8 Second Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of February 14, 2001, among Roberts Wireless Communications, L.L.C., Roberts Wireless Properties, LLC, Washington Oregon Wireless, LLC, Alamosa Holdings, LLC, Alamosa Properties, L.P., Alamosa (Wisconsin) Properties, LLC, Washington Oregon Wireless Properties, LLC, Washington Oregon Wireless Licenses, LLC and Wells Fargo Bank Minnesota, N.A., (formerly known as Norwest Bank Minnesota, N.A.), as trustee, filed as
                       Exhibit 4.8 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER        EXHIBIT TITLE
         ------        -------------

         4.9 Registration Rights Agreement, dated as of January 24, 2001, by and among Alamosa (Delaware), Inc. and Salomon Smith Barney Inc., TD Securities (USA) Inc., Credit Suisse First Boston Corporation, First Union Securities, Inc., Lehman Brothers Inc., Scotia Capital (USA) Inc., filed as Exhibit 4.9 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

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

         4.11 Third Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC, Southwest PCS Licenses, LLC and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit
                       4.10 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

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

         10.11+ * Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between Alamosa Holdings, Inc. and David E. Sharbutt

         10.12+ * Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between Alamosa Holdings, Inc. and Kendall W. Cowan

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

         10.17 Amendment No. 4 to DMS-MTX Cellular Supply Agreement by and between Alamosa PCS, LLC and Nortel Networks Inc. as an amendment to Exhibits 10.1, 10.2, 10.3 and 10.4 described above, effective as of February 8, 2000, filed as Exhibit 10.20 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), for the year ended December 31, 1999, which exhibit is incorporated herein by reference.

         10.18 Amended and Restated Master Design Build Agreement, dated as of March 21, 2000, by and between Texas Telecommunications, L.P. and Alamosa Wisconsin Limited Partnership and SBA Towers, Inc., filed as Exhibit 10.23 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), for the year ended December 31, 1999, which exhibit is incorporated herein by reference.

         10.19+ * Amended and Restated Employment Agreement dated as of October 1, 2002, by and between Alamosa Holdings, Inc. and Loyd Rinehart

         10.20 Security Agreement, dated as of January 31, 2001, by and among Alamosa (Delaware), Inc., Wells Fargo Bank Minnesota, N.A., as security agent, Wells Fargo Bank Minnesota, N.A., as collateral agent, Wells Fargo Bank Minnesota, N.A., as trustee under the 2001 Indenture (as to paragraph 6(b) and Wells Fargo Bank Minnesota, N.A., as trustee under the 2000 Indenture (as to paragraph 6(b)), filed as Exhibit 10.22 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER        EXHIBIT TITLE
         ------        -------------

         10.21 Amended and Restated Credit Agreement, dated as of March 30, 2001, by and among Alamosa Holdings, LLC, Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the lenders party thereto, Citicorp USA, Inc., as administrative and collateral agent, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent, Export Development Corporation and First Union Securities, Inc., as lead arrangers and Salomon Smith Barney Inc. and TD Securities (USA) Inc. as joint lead arrangers and joint book managers, for a $333,000,000 credit facility, as amended by the First Amendment and Waiver dated May 8, 2001 (attached thereto), filed as Exhibit 10.23 to the Amendment No. 1 to the Registration Statement on Form S-4, dated June 8, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.22 Amended and Restated Security Agreement, dated as of March 30, 2001, by and among Alamosa (Delaware), Inc., Alamosa Holdings, LLC, each subsidiary of Alamosa (Delaware), Inc. listed on Schedule I thereto, and Citicorp USA, Inc., as collateral agent, filed as Exhibit
                       10.24 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.23 Amended and Restated Pledge Agreement, dated as of March 30, 2001, among Alamosa (Delaware), Inc., Alamosa Holdings, LLC, each Subsidiary of Alamosa (Delaware), Inc. listed on Schedule I thereto and Citicorp USA, Inc., as collateral agent, filed as Exhibit 10.25 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.24 Amended and Restated Consent and Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Cox Communications PCS, L.P., Cox PCS License, LLC, WirelessCo, L.P., and Citicorp USA, Inc., as administrative agent, filed as Exhibit 10.26 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.25 Addendum II to Sprint PCS Management Agreement (Wisconsin), dated as of February 8, 2000, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Alamosa Wisconsin Limited Partnership as an amendment to Exhibit 10.5 above, filed as Exhibit 10.27 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.26 Addendum III to Sprint PCS Management Agreement (Wisconsin), dated as of April 25, 2000, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Alamosa Wisconsin Limited Partnership as an amendment to Exhibit 10.5 above, filed as Exhibit 10.28 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER        EXHIBIT TITLE
         ------        -------------

         10.27 Addendum IV to Sprint PCS Management Agreement (Wisconsin), dated as of June 23, 2000, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Alamosa Wisconsin Limited Partnership as an amendment to Exhibit 10.5 above, filed as Exhibit 10.29 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.28 Addendum V to Sprint PCS Management Agreement (Wisconsin), dated as of February 14, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Alamosa Wisconsin Limited Partnership as an amendment to Exhibit 10.5 above, filed as Exhibit 10.30 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.29 Addendum II to Sprint PCS Management Agreement, dated as of February 8, 2000, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to
                       Exhibit 10.13 above, filed as Exhibit 10.31 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.30 Addendum III to Sprint PCS Management Agreement, dated as of April 25, 2000, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to
                       Exhibit 10.13 above, filed as Exhibit 10.32 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.31 Addendum IV to Sprint PCS Management Agreement, dated as of June 23, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to
                       Exhibit 10.13 above, filed as Exhibit 10.33 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.32 Addendum V to Sprint PCS Management Agreement, dated as of January 8, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to
                       Exhibit 10.13 above, filed as Exhibit 10.34 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.33 Addendum VI to Sprint PCS Management Agreement, dated as of February 14, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to
                       Exhibit 10.13 above, filed as Exhibit 10.35 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER        EXHIBIT TITLE
         ------        -------------

         10.34 Sprint PCS Management Agreement, dated as of June 8, 1998, as amended by Addendum I - VIII, between Sprint Spectrum L.P., SprintCom, Inc. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.36 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.35 Sprint PCS Services Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.37 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.36 Sprint Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Communications Company, L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.38 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.37 Sprint Spectrum Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.39 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.38 Sprint PCS Management Agreement, dated as of January 25, 1999, as amended by Addendum I - III, between Sprint Spectrum L.P., WirelessCo, L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.40 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.39 Sprint PCS Services Agreement, dated as of January 25, 1999, between Sprint Spectrum L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.41 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.40 Sprint Trademark and Service Mark License Agreement, dated as of January 25, 1999, between Sprint Communications Company, L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.42 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.41 Sprint Spectrum Trademark and Service Mark License Agreement, dated as of January 25, 1999, between Sprint Spectrum L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.42 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.42+ * Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between Alamosa Holdings, Inc. and Anthony Sabatino

         EXHIBIT
         NUMBER        EXHIBIT TITLE
         ------        -------------

         10.43+ Alamosa Holdings, Inc. Amended and Restated 1999 Long Term Incentive Plan, filed as Exhibit 4.2 to the Registration Statement on Form S-8, dated January 10, 2003 (Registration No. 333- 102460) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.44+ Amended and Restated Alamosa Holdings, Inc. Employee Stock Purchase Plan, filed as Exhibit Exhibit 10.61 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002, which exhibit is incorporated herein by reference.

         10.45 Addendum VI to Sprint PCS Management Agreement (Wisconsin), dated March 30, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, as an amendment to Exhibit 10.5 above, filed as Exhibit
                       10.45 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.46 Addendum VII to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Texas Telecommunications, LP, as an amendment to Exhibit
                       10.13 above, filed as Exhibit 10.46 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.47 Addendum IX to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Roberts Wireless Communications, as an amendment to
                       Exhibit 10.36 above, filed as Exhibit 10.47 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.48 Addendum IV to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Washington Oregon Wireless, LLC, as an amendment to
                       Exhibit 10.38 above, filed as Exhibit 10.48 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.49 Sprint PCS Management Agreement, dated March 30, 2001, as amended by Addendum IV, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Southwest PCS, L.P., filed as
                       Exhibit 10.49 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.50 Sprint PCS Services Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.50 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER        EXHIBIT TITLE
         ------        -------------

         10.51 Sprint Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint Communications Company, L.P. and Southwest PCS, L.P., filed as Exhibit
                       10.51 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.52 Sprint Spectrum Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.52 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.53 Second Amendment, dated as of June 7, 2001, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent and Citicorp USA, Inc., as administrative and collateral agent, as an amendment to Exhibit 10.21 above, filed as Exhibit 10.55 to the Registration Statement on Form S-1, dated July 31, 2001 (Registration No. 333-66358) of Alamosa Holdings, Inc. and incorporated herein by reference.

         10.54 Third Amendment and Waiver, dated as of July 19, 2001, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent and Citicorp USA, Inc., as administrative and collateral agent as an amendment to
                       Exhibit 10.21 above, filed as Exhibit 10.56 to the Registration Statement on Form S-1, dated July 31, 2001 (Registration No. 333-66358) of Alamosa Holdings, Inc. and incorporated herein by reference.

         10.55 Fourth Amendment and Waiver, dated as of August 6, 2001, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto, Export Development Corporation as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc., as syndication agent, and Citicorp USA, Inc., as administrative Agent and collateral Agent, as an amendment to Exhibit 10.21 above, filed as Exhibit 10.55 to the Registration Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER        EXHIBIT TITLE
         ------        -------------

         10.56 Fifth Amendment and Consent, dated as of August 7, 2001, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto (the "Lenders"), Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc., as syndication agent, and Citicorp USA, Inc., as administrative Agent and collateral Agent, as an amendment to Exhibit 10.21 above, filed as Exhibit 10.56 to the Registration Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.57 Security agreement, dated as of August 15, 2001, among Alamosa (Delaware), Inc., a Delaware corporation, Wells Fargo Bank Minnesota, N.A., as security agent, Wells Fargo Bank Minnesota, N.A., as collateral agent for Wells Fargo Bank Minnesota, N.A., as trustee under the August 2001 Indenture (as to paragraph 6(b)), for Wells Fargo Bank Minnesota, N.A., as trustee under the January 2001 Indenture (as to paragraph 6(b)), and for Wells Fargo Bank Minnesota, N.A., as trustee under the 2000 Indenture (as to paragraph 6(b)), filed as Exhibit 10.57 to the Registration Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.60+ * Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Alamosa Holdings, Inc. and Margaret Z. Couch.

         10.61 Sixth Amendment, dated as of September 26, 2002, to the Amended and Restated Credit Agreement, dates as of February 14, 2001, as amended and restated as of March 30, 2001, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto, Export Development Corporation, as Co-Documentation Agent, First Union National Bank, as Documentation Agent, Toronto Dominion (Texas), Inc., as Syndication Agent, and Citicorp USA, Inc., as Administrative Agent and Collateral Agent, as amendment to Exhibit 10.21 above, filed as Exhibit 10.62 to the Current Report on Form 8-K filed by Alamosa Holdings, Inc. on October 1, 2002.

         10.62+ * Employment Agreement dated as of December 1, 2002 by and between Alamosa Holdings, Inc. and Steven Richardson.

         21.1 Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which exhibit is incorporated herein by reference.

         23.1 *        Consent of PricewaterhouseCoopers LLP.

         99.1 * Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 * Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Exhibit is a management contract or compensatory plan.
* Filed herewith

                             ALAMOSA HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants..................................................................    F-2

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001..........................    F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.........    F-4

Consolidated  Statements  of  Stockholders'  Equity for the period from December 31, 1999 to December
31, 2002...........................................................................................    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.........    F-6

Notes to Consolidated Financial Statements.........................................................    F-7

Report of Independent Accountants on Financial Statement Schedule..................................    F-37

Consolidated Valuation and Qualifying Accounts.....................................................    F-38

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Alamosa Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Alamosa Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for goodwill and other intangible assets as a result of adopting SFAS No. 142 as of January 1, 2002.

PricewaterhouseCoopers LLP

Dallas, Texas
February 21, 2003

                             ALAMOSA HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                 DECEMBER 31,
                                                                       ----------------------------------
                                                                             2002              2001
                                                                       ------------------ ---------------
      ASSETS
      Current assets:
         Cash and cash equivalents                                     $       61,737     $      104,672
         Short term investments                                                    --              1,300
         Restricted cash                                                       34,725             51,687
         Customer accounts receivable, net                                     27,926             38,717
         Receivable from Sprint                                                30,322             13,160
         Interest receivable                                                      973              2,393
         Inventory                                                              7,410              4,802
         Prepaid expenses and other assets                                      7,239              4,749
         Deferred customer acquisition costs                                    7,312              5,181
         Deferred tax asset                                                     5,988              8,112
                                                                       --------------     --------------
           Total current assets                                               183,632            234,773

         Property and equipment, net                                          458,946            455,695
         Debt issuance costs, net                                              33,351             36,654
         Restricted cash                                                           --             43,006
         Goodwill                                                                  --            293,353
         Intangible assets, net                                               488,421            528,840
         Other noncurrent assets                                                7,802              6,087
                                                                       --------------     --------------
           Total assets                                                $    1,172,152     $    1,598,408
                                                                       ==============     ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
         Accounts payable                                              $       27,203     $       44,012
         Accrued expenses                                                      34,903             29,291
         Payable to Sprint                                                     24,649             16,133
         Interest payable                                                      22,242             22,123
         Deferred revenue                                                      18,901             15,479
         Current installments of capital leases                                 1,064                596
                                                                       --------------     --------------
           Total current liabilities                                          128,962            127,634
                                                                       --------------     --------------
      Long term liabilities
         Capital lease obligations                                              1,355              1,983
         Other noncurrent liabilities                                          10,641              7,496
         Deferred tax liability                                                27,694             98,940
         Senior secured debt                                                  200,000            187,162
         12 7/8% senior discount notes                                        268,862            237,207
         12 1/2% senior notes                                                 250,000            250,000
         13 5/8% senior notes                                                 150,000            150,000
                                                                       --------------     --------------
           Total long term liabilities                                        908,552            932,788
                                                                       --------------     --------------
           Total liabilities                                                1,037,514          1,060,422
                                                                       --------------     --------------
      Commitments and contingencies (see Note 18)                                  --                 --

      Stockholders' equity:
         Preferred stock, $.01 par value; 10,000,000 shares
           authorized; no shares issued                                            --                 --
         Common stock, $.01 par value; 290,000,000 shares authorized,
           94,171,938 and 92,786,497 shares issued and
           outstanding, respectively                                              942                927
         Additional paid-in capital                                           800,260            799,366
         Accumulated deficit                                                 (664,720)          (261,371)
         Unearned compensation                                                   (294)                --
         Accumulated other comprehensive income, net of tax                    (1,550)              (936)
                                                                       --------------     --------------
           Total stockholders' equity                                         134,638            537,986
                                                                       --------------     --------------
           Total liabilities and stockholders' equity                  $    1,172,152     $    1,598,408
                                                                       ==============     ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                             ALAMOSA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                         YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------
                                                             2002                 2001                  2000
                                                       --------------        --------------       --------------
Revenues:
   Subscriber revenues                                 $      391,927        $      231,145       $       56,154
   Roaming revenues                                           139,843                99,213               17,346
                                                       --------------        --------------       --------------
     Service revenues                                         531,770               330,358               73,500
   Product sales                                               23,922                26,781                9,201
                                                       --------------        --------------       --------------
     Total revenue                                            555,692               357,139               82,701
                                                       --------------        --------------       --------------

Costs and expenses:
   Cost of service and operation
     (excluding non-cash compensation of
     $4, $0 and $836 for 2002, 2001 and
     2000, respectively)                                      343,468               237,843               55,701
   Cost of products sold                                       50,974                53,911               20,524
   Selling and marketing (excluding non-cash
     compensation  of $4, $0 and $0 for 2002, 2001
     and 2000, respectively)                                  119,059               110,052               45,407
   General and administrative expenses
     (excluding non-cash compensation of
     $21,  ($916),  and $4,815 for 2002,  2001 and
     2000, respectively)                                       15,243                13,853                9,538
   Depreciation and amortization                              105,121                94,722               12,530
   Terminated merger and acquisition costs                         --                    --                2,247
   Impairment of goodwill                                     291,635                    --                   --
   Impairment of property and equipment                         1,194                    --                   --
   Non-cash compensation                                           29                  (916)               5,651
                                                       --------------        ---------------      --------------
     Total costs and expenses                                 926,723               509,465              151,598
                                                       --------------        --------------       --------------
     Loss from operations                                    (371,031)             (152,326)             (68,897)
   Interest and other income                                    3,459                11,664               14,483
   Interest expense                                          (102,863)              (81,730)             (25,775)
                                                       --------------        --------------       --------------
   Loss before income tax benefit and
     extraordinary item                                      (470,435)             (222,392)             (80,189)
Income tax benefit                                             67,086                78,472                   --
                                                       --------------        --------------       --------------
   Loss before extraordinary item                            (403,349)             (143,920)             (80,189)

Loss on debt extinguishment, net of tax
   benefit  of $0,  $1,969  and $0 for 2002,  2001
   and 2000, respectively                                         --                 (3,503)                  --
                                                       --------------        --------------       --------------
   Net loss                                            $     (403,349)       $     (147,423)      $      (80,189)
                                                       ==============        ==============       ==============

Net loss per common share, basic and diluted:
   Loss before extraordinary item                      $        (4.33)      $         (1.65)     $         (1.33)
   Loss on debt extinguishment, net of tax                         --                 (0.04)                 --
                                                       --------------        ---------------      --------------
   Net loss                                            $        (4.33)      $         (1.69)     $         (1.33)
                                                       ===============       ===============      ===============
Weighted average common shares outstanding, basic
   and diluted                                              93,048,883           87,077,350           60,198,390
                                                       ===============       ==============       ===============



         The accompanying notes are an integral part of the consolidated financial statements.

                             ALAMOSA HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except share amounts )
           FOR THE PERIOD FROM DECEMBER 31, 1999 TO DECEMBER 31, 2002


                                                      PREFERRED STOCK           COMMON STOCK
                                COMPREHENSIVE  ------------------------- ------------------------
                                INCOME (LOSS)      SHARES      AMOUNT       SHARES       AMOUNT
                                ------------   -------------------------------------  -----------
Balance December 31, 1999                              --  $       --    48,500,008   $     485

Net loss                        $  (80,189)
                                ----------
   Total comprehensive loss     $  (80,189)
                                ==========

Initial public offering                                                  12,321,100         123
Exercise of stock options                                                   538,748           5
Amortization of
   unearned compensation
Unearned compensation
                                               ----------  ----------   -----------   ---------

Balance December 31, 2000                              --          --    61,359,856         613

Net loss                        $ (147,423)

Net change in fair value of
   derivative instruments
   qualifying as cash flow
   hedges, net of tax
   benefit of $540                    (936)
                                ----------
Total comprehensive loss        $ (148,359)
                                ==========

Stock issued and options
   granted in connection with
   acquisitions                                                          30,649,990         307
Shares issued to employee
   stock purchase plan                                                       40,706          --
Issuance of shares in
   secondary offering                                                       720,000           7
Exercise of stock options                                                    15,945          --
Amortization of unearned
   compensation
Unearned compensation
                                               ----------  ----------   -----------   ---------
Balance December 31, 2001                              --          --    92,786,497         927

Net loss                        $ (403,349)

Net change in fair value of
Derivative instruments
   qualifying as cash flow
   hedges, net of tax
   benefit of $376                    (614)
                                ----------
     Total comprehensive loss   $ (403,963)
                                ==========

Shares issued to employee
   stock purchase plan                                                      585,191           6
Exercise of stock options                                                       250           1
Restricted shares awarded to
   officers                                                                 800,000           8
Amortization of unearned
   compensation
                                              ----------   ----------   -----------   --------
Balance December 31, 2002                             --   $       --    94,171,938   $     942
                                              ==========   ==========   ===========   =========



                                 ADDITIONAL                              ACCUMULATED OTHER
                                  PAID-IN       ACCUMULATED    UNEARNED     COMPREHENSIVE
                                  CAPITAL          DEFICIT    COMPENSATION       INCOME         TOTAL
                                 -------------  ------------  ------------   ---------------  --------
Balance December 31, 1999        $     50,825     $ (33,759)   $  (6,110)    $         --    $   11,441

Net loss                                            (80,189)                                    (80,189)

   Total comprehensive loss


Initial public offering               193,664                                                   193,787
Exercise of stock options                 703                                                       708
Amortization of
   unearned compensation                                           5,651                          5,651
Unearned compensation                     653                       (653)                            --
                                 ------------   -----------  -----------   --------------   -----------

Balance December 31, 2000             245,845      (113,948)      (1,112)              --       131,398

Net loss                                           (147,423)                                   (147,423)

Net change in fair value of
   derivative instruments
   qualifying as cash flow
   hedges, net of tax
   benefit of $540                                                                   (936)         (936)

Total comprehensive loss


Stock issued and options
   granted in connection with
   acquisitions                       545,868                                                   546,175
Shares issued to employee
   stock purchase plan                    365                                                       365
Issuance of shares in
   secondary offering                   9,055                                                     9,062
Exercise of stock options                 261                                                       261
Amortization of unearned
   compensation                                                     (916)                          (916)
Unearned compensation                  (2,028)                     2,028                             --
                                 ------------   -----------  -----------   --------------   -----------
Balance December 31, 2001             799,366      (261,371)          --             (936)      537,986

Net loss                                           (403,349)                                   (403,349)

Net change in fair value of
Derivative instruments
   qualifying as cash flow
   hedges, net of tax
   benefit of $376                                                                   (614)         (614)

     Total comprehensive loss


Shares issued to employee
   stock purchase plan                    570                                                       576
Exercise of stock options                   1                                                         2
Restricted shares awarded to
   officers                               323                      (323)                              8
Amortization of unearned
   compensation                                                      29                              29
                                 -----------    ----------  -----------     --------------  -----------
Balance December 31, 2002        $    800,260   $ (664,720)   $    (294)      $     (1,550) $   134,638
                                 ============   ==========    =========       ============  ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                             ALAMOSA HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                                  2002              2001                2000
                                                          ----------------    ---------------     -------------
      Cash flows from operating activities:
      Net loss                                            $     (403,349)    $     (147,423)     $     (80,189)
      Adjustments  to  reconcile  net  loss to net  cash
         used in operating activities:
         Non-cash compensation                                        29               (916)             5,651
         Non-cash interest expense on derivative
           instruments                                               464                656                 --
         Provision for bad debts                                  40,285             17,490              1,107
         Depreciation  and  amortization of property and
           equipment                                              64,702             45,963             12,530
         Amortization of goodwill and intangibles                 40,419             48,759                 --
         Amortization  of  financing  costs  included in
           interest expense                                        4,259              3,274              1,664
         Amortization of discounted interest                         395                165                 --
         Loss on debt extinguishment, net of tax                      --              3,503                 --
         Deferred tax benefit                                    (67,086)           (78,472)                --
         Interest accreted on discount notes                      31,655             27,927             23,052
         Impairment of property and equipment                      1,194                 --                 --
         Impairment of goodwill                                  291,635                 --                 --
         Loss from asset disposition                                  41                102                 81
         (Increase)  decrease  in, net of  effects  from
           acquisitions:
           Receivables                                           (45,236)           (47,895)           (14,178)
           Inventory                                              (2,608)             1,275              3,024
           Prepaid expenses and other assets                      (6,440)            (6,655)            (4,296)
         Increase in, net of effects from acquisitions:
           Accounts payable and accrued expenses                  23,105             18,594             22,336
                                                          --------------     --------------      -------------
           Net cash used in operating activities                 (26,536)          (113,653)           (29,218)
                                                          --------------     --------------      -------------

      Cash flows from investing activities:
         Proceeds from sale of assets                                451                 --                 --
         Purchases of property and equipment                     (89,476)          (143,731)          (136,904)
         Repayment (issuance) of notes receivable                     --             11,860            (46,865)
         Acquisition related costs                                    58            (37,617)            (3,156)
         Net change in short term investments                      1,300                300             (1,600)
         Repayment (issuance) of note receivable from
           officer                                                    --                 --                100
         Purchase of minority interest in subsidiary                  --                 --               (255)
                                                          --------------     --------------      -------------
           Net cash used in investing activities                 (87,667)          (169,188)          (188,680)
                                                          --------------     --------------      -------------

      Cash flows from financing activities:
         Equity offering proceeds                                     --             10,034            208,589
         Equity offering costs                                        --               (972)           (13,599)
         Proceeds from issuance of senior discount notes              --                 --            187,096
         Proceeds from issuance of senior notes                       --            384,046                 --
         Proceeds from restricted stock                                8                 --                 --
         Borrowings under senior secured debt                     12,838            253,000             57,758
         Repayments of borrowings  under senior  secured
           debt                                                       --           (289,421)           (76,239)
         Debt issuance costs                                      (1,351)           (16,503)           (10,763)
         Stock options exercised                                       2                238                708
         Shares issued to employee stock purchase plan               576                365                 --
         Payments on capital leases                                 (773)              (349)               (31)
         Change in restricted cash                                59,968            (94,693)               518
         Interest rate cap premiums                                   --                 --                (27)
                                                          --------------     --------------      -------------

           Net cash provided by financing activities              71,268            245,745            354,010
                                                          --------------     --------------      -------------
      Net increase (decrease) in cash and cash
         equivalents                                             (42,935)           (37,096)           136,112
      Cash and cash equivalents at beginning of period           104,672            141,768              5,656
                                                          --------------     --------------      -------------
      Cash and cash equivalents at end of period          $       61,737     $      104,672      $     141,768
                                                          ==============     ==============      =============
      Supplemental disclosure - cash paid for interest    $       70,890     $       27,804      $       1,731
                                                          ==============     ==============      =============



      Supplemental  disclosure of non-cash investing and
         financing activities:
         Capitalized lease obligations incurred           $          613     $        1,242      $         257
         Change in accounts payable for purchase of
           property and equipment                                (20,450)             1,844             23,464
         Liabilities assumed in connection with debt
           issuance costs                                             --             15,954                 --
         Stock issued in connection with acquisitions                 --            545,041                 --
         Stock options issued in connection with
           acquisitions                                               --              1,134                 --
         Obligations assumed in connection with
           acquisitions                                               --            253,686                 --

         The accompanying notes are an integral part of the consolidated financial statements.

                             ALAMOSA HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands, except as noted)

1.       ORGANIZATION AND BUSINESS OPERATIONS

         Alamosa Holdings, Inc. ("Alamosa Holdings") was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States. Alamosa (Delaware), Inc. ("Alamosa (Delaware)"), a subsidiary of Alamosa Holdings, was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS LLC's ("Alamosa LLC") membership interests, and Alamosa LLC became wholly owned by Alamosa (Delaware). These financial statements are presented as if the reorganization had occurred as of the beginning of the periods presented. Alamosa Holdings and its subsidiaries are collectively referred to in these financial statements as the "Company."

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

2.       LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of common stock. The Company has incurred substantial net losses and negative cash flow from operations since inception. Expenses are expected to exceed revenues until the Company establishes a sufficient subscriber base. Management expects operating losses to continue for the foreseeable future. However, management expects operating losses to decrease in the future as the Company obtains more subscribers.

         As of December 31, 2002, the Company had $61,737 in cash and cash equivalents plus an additional $34,725 in restricted cash held in escrow for debt service requirements. The Company also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility subject to the restrictions discussed below.

         On September 26, 2002 the Company entered into the sixth amendment to the amended and restated credit agreement relative to the Senior Secured Credit Facility which among other things, extended Stage I covenants for an additional quarter and modified certain financial and statistical covenants as discussed in Note 9. As a result of the amendment, the Company is required to maintain a minimum cash balance of $10,000. In addition to the covenant modifications, the overall interest rate was increased by 25 basis points such that the interest margin as a result of the amendment is 4.25% for LIBOR borrowings and 3.25% for base rate borrowings. In connection with a scheduled interest rate reset on September 30, 2002, the interest margin was reset to 4.00% for LIBOR borrowings and 3.00% for base rate borrowings.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25,000 revolving portion of the Senior Secured Credit Facility. The first $10,000 can be drawn if cash balances fall below $15,000 and the Company substantiates through tangible evidence the need for such advances. The remaining $15,000 is available only at such time as the leverage ratio is less than or equal to 5.5 to 1. As of December 31, 2002, the Company's leverage ratio was 24.9 to 1.

         Although management does not currently anticipate the need to raise additional capital in the upcoming year, the Company's funding status is dependent on a number of factors influencing projections of operating cash flows including those related to subscriber growth, average revenue per user ("ARPU"), churn and cost per gross addition ("CPGA"). Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and the Company could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

         RESTRICTED CASH - Restricted cash of $34,725 at December 31, 2002 is held in escrow to secure payment on certain of the Company's debt obligations. The entire amount is expected to be liquidated during 2003 and is classified as a current asset in the accompanying consolidated balance sheets.

         PROPERTY AND EQUIPMENT - Property and equipment are reported at cost less accumulated depreciation. Costs incurred to design and construct the wireless network in a market are classified as construction in progress. When the wireless network for a particular market is completed and placed into service, the related costs begin to be depreciated. Repair and maintenance costs are charged to expense as incurred; significant renewals and betterments are capitalized. When depreciable assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gains or losses on disposition are recognized in income. Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         Asset lives are as follows:

                  Buildings                                   10 years
                  Network equipment                           5-10 years
                  Vehicles                                    5 years
                  Furniture and office equipment              7-10 years

         Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

         Interest is capitalized in connection with the construction of the wireless network. The capitalized interest is recorded as part of the asset to which it relates and will be amortized over the asset's estimated useful life. During 2002, approximately $265 in interest costs were capitalized. During 2001, approximately $1,752 in interest costs were capitalized. No interest costs were capitalized during 2000. The remaining unamortized balance of capitalized interest was approximately $2,077 as of December 31, 2002.

         Microwave relocation includes costs and the related obligation incurred to relocate incumbent microwave frequencies in the Company's service area. Microwave relocation costs are amortized on a straight-line basis over 20 years beginning upon commencement of services in respective markets. The amortization of microwave relocation costs was approximately $287, $231 and $189 for the years ended December 31, 2002, 2001 and 2000, respectively.

         SOFTWARE COSTS - In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During fiscal 2002, 2001 and 2000, the Company capitalized approximately $838, $1,228, and $1,626, respectively, in software costs under SOP 98-1, which are being amortized over a five-year life. The Company amortized computer software costs of approximately $720, $533, and $225 during 2002, 2001 and 2000, respectively.

         ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expenses totaled approximately $26,574, $25,857 and $14,118 during 2002, 2001 and 2000, respectively.

         INCOME TAXES. - The Company presents income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years. See Note 12.

         REVENUE RECOGNITION - The Company recognizes revenue as services are performed. Sprint handles the Company's billings and collections and retains 8% of collected service revenues from the Company's subscribers and from non-Sprint wireless subscribers who roam onto the Company's portion of the PCS network of Sprint. The amount retained by Sprint is recorded in Cost of Service and Operations. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint wireless customers who are not based in the Company's territories are not subject to the 8% charge.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         The Company defers customer activation fee revenue and an equal amount of customer acquisition related expenses. These deferred amounts are amortized over a three or one-year period depending on the credit class of the respective customer, which approximates the average life of that customer. Prior to October 1, 2000, the Company was not charging activation fees to its customers. For the year ended December 31, 2000, the Company deferred approximately $1,180 of activation fee revenue and acquisition related expenses and amortized approximately $77. For the year ended December 31, 2001, the Company deferred approximately $11,544 of activation fee revenue and acquisition related expenses and amortized approximately $2,315. For the year ended December 31, 2002, the Company deferred approximately $11,846 of activation fee revenue and acquisition related expenses and amortized approximately $7,920. At December 31, 2002, approximately $7,023 of the remaining deferral was classified as long-term.

         Sprint and other PCS Affiliates of Sprint, pay the Company a roaming fee for each minute that a Sprint wireless subscriber based outside of the Company's territories roams on the Company's portion of the PCS network of Sprint. Revenue from these services is recognized as the services are performed. Similarly, the Company pays roaming fees to Sprint and other PCS Affiliates of Sprint, when the Company's subscribers roam on the PCS network of Sprint outside of the Company's territories. These costs are recorded as a cost of service when incurred.

         Product revenues, consisting of proceeds from sales of handsets and accessories, are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint's handset return policy that allows customers to return handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to customers at little additional cost. However, when handsets are returned to Sprint for refurbishing, the Company will receive a credit from Sprint, which will be less than the amount the Company originally paid for the handset. The cost of products sold includes the total cost of accessories and handsets sold through the Company's retail stores (including sales to local indirect retailers). The cost of handsets exceeds the retail sales price because the Company subsidizes the price of handsets for competitive reasons. For handsets sold through national indirect retailers (such as Radio Shack, Circuit City, Best Buy, etc.) and other channels controlled by Sprint, the Company reimburses Sprint for the subsidy incurred on such handsets activated within the Company's territory and this cost is reflected in selling and marketing expenses.

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

         The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, the Company had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 the amortization of goodwill was discontinued. As discussed in Note 7, in connection with the first annual impairment testing of goodwill as of July 31, 2002 the Company recorded an impairment charge of $291,635 and goodwill has no carrying value at December 31, 2002.

         IMPAIRMENT OF LONG-LIVED ASSETS - If facts or circumstances indicate the possibility of impairment of long-lived assets, including intangibles, the Company will prepare a projection of future operating cash flows, undiscounted and without interest. If based on this projection, the Company does not expect to recover its

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         carrying cost, an impairment loss equal to the difference between the fair value of the asset and its carrying value will be recognized in operating income.

         STOCK BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The Company has implemented the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." See Note 16.

         For fixed stock options granted under these plans, the exercise price of the option equals or exceeds the market value of the Company's common stock on the date of grant. Accordingly, the Company does not record compensation expense for any of the fixed stock options granted. For performance-based options, compensation expense was recognized over the expected vesting period of the options and was adjusted for changes in the number of options expected to vest and the market value of the Company's common stock. Compensation expense (credit) for the performance-based options amounted to $0 in 2002, $(916) in 2001 and $5,651 in 2000.

         The following table illustrates the effects on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans:

                                                              Year Ended December 31,
                                            ------------------------------------------------
                                                   2002               2001              2000
                                            ------------------ -----------------------------

         Net loss - as reported             $      (403,349)   $      (147,423) $       (80,189)
           Less stock-based employee
            compensation expense
            determined under fair value
            method for all awards, net of
            related tax effects                      (5,832)            (6,555)          (6,588)
                                            ----------------   ---------------- ----------------
         Net loss - pro forma               $      (409,181)   $      (153,978) $       (86,777)
                                            ================   ================ ================
         Net loss per share - as reported
              Basic and Diluted             $         (4.33)  $          (1.69) $         (1.33)
                                            =================  ==================================
         Net loss per share - pro forma
              Basic and Diluted             $         (4.40)  $          (1.77) $         (1.44)
                                            =================  ==================================

         The pro forma amounts presented above may not be representative of the future effects on reported net loss and net loss per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

         EARNINGS (LOSS) PER SHARE - Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive (see Note 11). As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented.

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

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

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

         The Company relies on Sprint to provide certain back-office functions such as billing and customer care, activation of new subscribers, handset logistics and technology development. Should Sprint be unable to provide these services, the Company could be negatively impacted. See Note 13.

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

         RECLASSIFICATION - Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders' equity as previously reported.

         EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. For the Company's leased telecommunication and operating facilities, primarily consisting of cell sites, office and retail locations, the Company has evaluated the impact of the adoption of SFAS No. 143 as of January 1, 2003 and determined that the impact to the Company will not be material.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 in the quarter ending March 31, 2003 is expected to result in a reclassification of the extinguishment of debt that the Company previously reported in the three-month period ended March 31, 2001.

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

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         material impact on the Company's results of operations, financial position or cash flows.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which is an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after and interim periods beginning after December 15, 2002. As the Company continues to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, the Company, as required, has only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002. (See Stock-Based Compensation section of this note.)

         The Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" in January, 2003. This Abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Abstract is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and the Company is in the process of evaluating the impact of this Abstract.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. At December 31, 2002, the Company had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

         On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For public entities with VIEs created before February 1, 2003, the implementation and disclosure requirements of FIN 46 are effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. For VIEs created after January 31, 2003, the requirements are effective immediately. The Company does not believe that the adoption of FIN 46 will have a material impact on its consolidated financial statements.

4.       MERGERS AND ACQUISITIONS

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

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

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

         The Company obtained independent valuations of Roberts, WOW and Southwest to allocate the purchase price. The results of the allocations are as follows:

                                                               ROBERTS         WOW            SOUTHWEST          TOTAL
                                                             ----------      ---------       ------------     -----------
            Consideration:
            Common stock issued                              $  291,060      $ 130,438       $    123,543     $   545,041
            Stock options granted                                 1,134             --                 --           1,134
            Cash (including merger related costs)                 8,940         15,962             12,715          37,617
                                                             ----------      ---------       ------------     -----------
              Total                                             301,134        146,400            136,258         583,792
                                                             ----------      ---------       ------------     -----------
            Allocated to:
            Current assets                                        4,545          1,969              5,923          12,437
            Property, plant and equipment                        53,506         35,732             36,722         125,960
            Intangible assets (other than goodwill)             258,300        116,400            187,000         561,700
            Liabilities acquired (including deferred taxes)    (185,452)       (85,433)          (152,955)       (423,840)
                                                             ----------      ---------       ------------     -----------
              Goodwill                                       $  170,235      $  77,732       $     59,568     $  307,535
                                                             ==========      =========       ============     ==========

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

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

                                                       FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                   ---------------------------
                                                      2001            2000
                                                   -----------      ----------
                                                           (unaudited)

          Total revenues                           $   376,061     $   131,203
                                                   ===========     ===========
          Loss before income tax benefit
             and extraordinary item                $  (246,128)    $  (204,742)
          Income tax benefit                            86,289          71,660
                                                   -----------     -----------
          Loss before extraordinary item              (159,839)       (133,082)
          Loss on debt extinguishment, of tax
             benefit of $1,969                          (3,503)             --
                                                   -----------     -----------
          Net loss                                 $  (163,342)    $  (133,082)
                                                   ===========     ===========
          Basic and diluted loss per share
             before extraordinary item             $     (1.74)     $    (1.45)
                                                   ===========      ==========
          Basic and diluted net loss per share     $     (1.77)     $    (1.45)
                                                   ===========      ==========

5.       ACCOUNTS RECEIVABLE

         CUSTOMER ACCOUNTS RECEIVABLE - Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $8.5 million and $5.9 million at December 31, 2002 and 2001, respectively.

         RECEIVABLE FROM SPRINT - Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

                                                                                   DECEMBER 31,
                                                                       --------------------------------------
                                                                              2002                2001
                                                                       ----------------       ---------------
         Net roaming receivable                                       $       3,554           $     1,731
         Access and interconnect revenue receivable (payable)                  (188)                3,252
         Accrued service revenue                                              3,345                 4,154
         Customer payments due from Sprint                                   21,136                 4,023
         Other amounts due from Sprint                                        2,475                     --
                                                                      -------------           ------------

                                                                      $      30,322           $    13,160
                                                                      =============           ===========

         Net roaming receivable includes net travel revenue due from Sprint relative to PCS subscribers based outside of the Company's licensed territory who utilize the Company's portion of the PCS network of Sprint. The travel revenue receivable is net of amounts owed to Sprint relative to the Company's subscribers who utilize the PCS network of Sprint outside of the Company's licensed territory. In addition, net roaming receivable also includes amounts due from Sprint which have been collected from other PCS providers for their customers' usage of the Company's portion of the PCS network of Sprint.

         Access and interconnect revenue receivable represents net amounts due from Sprint for calls originated by a local exchange carrier ("LEC") or an interexchange carrier ("IXC") that terminate on the Company's network.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         Under the Company's affiliation agreements with Sprint, Sprint collects this revenue from other carriers and remits 92% of those collections to the Company. The $188 amount owed to Sprint at December 31, 2002 is the result of rate adjustments on previously collected amounts.

         On July 3, 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an IXC, and Sprint. This ruling addressed wireless carrier's ability to charge terminating access fees to the IXC for calls terminated on a wireless network indicating that such fees could be assessed; however the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges. As a result of this ruling, Sprint has requested that the Company refund approximately $5.6 million in amounts that had been previously paid to the Company by Sprint relative to terminating access fees. Although the Company has contested the refund of these amounts, a liability has been recorded in the consolidated financial statements as of December 31, 2002.

         Accrued service revenue receivable represents the Company's estimate of airtime usage charges that have been earned but not billed at the end of the period.

         Customer payments due from Sprint relate to amounts that have been collected by Sprint at the end of the period which were not remitted to the Company until the subsequent period. Customer payments are processed daily by Sprint and the Company receives its share of such collections on a weekly basis under the terms of the affiliation agreements.

         Included in the December 31, 2002 balance of customer payments due from Sprint is $12,209 in amounts that were received by the Company subsequent to year end related to payments that Sprint had collected from customers from April 2000 to December 2002 that had not been passed on to the Company due to the methodology that had been previously used by Sprint to allocate cash received from customers.

         Other amounts due from Sprint at December 31, 2002 related to a refund of fees paid to Sprint during 2002 for services such as billing and customer care. These fees are determined at the beginning of each year based on estimated costs and are adjusted based on actual costs incurred by Sprint in providing the respective services.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

6.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                         DECEMBER 31,
                                               -------------------------------
                                                      2002            2001
                                               ---------------     -----------
         Land and buildings                    $      12,086       $    11,492
         Network equipment                           535,672           463,440
         Vehicles                                      1,756             1,787
         Furniture and office equipment               18,062            16,826
                                               -------------       -----------
                                                     567,576           493,545
         Accumulated depreciation                   (122,060)          (60,414)
                                               -------------       -----------
              Subtotal                               445,516           433,131
                                               -------------       -----------
         Microwave relocation costs                    5,773             5,639
         Accumulated amortization                       (792)             (504)
                                               -------------       -----------
              Subtotal                                 4,981             5,135
                                               -------------       -----------
         Construction in progress:
            Network equipment                          7,673            16,126
            Leasehold improvements                       776             1,303
                                               -------------       -----------
              Subtotal                                 8,449            17,429
                                               -------------       -----------
              Total                            $     458,946       $   455,695
                                               =============       ===========

         During the year ended December 31, 2002 the Company recorded $1,194 in impairments of property and equipment related to the abandonment of a switching facility. The impairment charge represents the net book value of leasehold improvements at the physical location of the leased facility.

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

         The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, the Company had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 the amortization of goodwill was discontinued. A purchase price allocation adjustment of $1,718 was recorded in the first quarter of 2002 which reduced goodwill by that

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         amount.

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

         Based on the indicated impairment resulting from this valuation, the Company proceeded to the second step of the annual impairment testing which involves allocating the fair value of the reporting unit to its identifiable assets and liabilities as if the reporting unit had been acquired in a business combination where the purchase price is considered to be the fair value of the reporting unit. Any unallocated purchase price is considered to be the implied fair value of goodwill. The second step of this impairment test indicated that goodwill had no value and an impairment charge of $291,635 was recorded in the third quarter of 2002. This impairment charge is included as a separate line item in the consolidated statements of operations for the year ended December 31, 2002.

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

         Goodwill and intangible assets consist of:

                                                           DECEMBER 31, 2002          DECEMBER 31, 2001
                                                           -----------------          -----------------
         Goodwill                                              $       --                $  293,353
                                                               ==========                ==========
         Intangible assets:
            Sprint affiliation and other agreements            $  532,200                $  532,200
            Accumulated amortization                              (55,458)                  (25,768)
                                                               ----------                ----------
              Subtotal                                            476,742                   506,432
                                                               ----------                ----------
            Subscriber base acquired                               29,500                    29,500
            Accumulated amortization                              (17,821)                   (7,092)
                                                               ----------                ----------
              Subtotal                                             11,679                    22,408
                                                               ----------                ----------
            Intangible assets, net                             $  488,421                $  528,840
                                                               ==========                ==========

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         Amortization expense relative to intangible assets was $40,419 and $32,860 for the years ended December 31, 2002 and 2001, respectively.

         Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

                                   YEAR ENDED DECEMBER 31,
                                   -----------------------
                                             2003                $   40,067
                                             2004                    32,079
                                             2005                    30,234
                                             2006                    30,234
                                             2007                    30,234
                                          Thereafter                325,573
                                                                 ----------
                                                                 $  488,421
                                                                 ==========

         The following tables present net loss before extraordinary item, net loss and the respective per-share amounts as if the provisions of SFAS 142 had been adopted January 1, 2000:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------
                                                          2002               2001               2000
                                                      ----------         ----------        ----------
         Reported loss before extraordinary item      $ (403,349)        $ (143,920)    $     (80,189)
         Add back: goodwill amortization                      --             15,899                --
                                                      ----------         ----------        ----------
         Adjusted loss before extraordinary item      $ (403,349)        $  128,021        $  (80,189)
                                                      ==========         ==========        ==========
         Reported net loss                            $ (403,349)        $ (147,423)       $  (80,189)
         Add back: goodwill amortization                      --             15,899                --
                                                      ----------         ----------        ----------
         Adjusted net loss                            $ (403,349)        $ (131,524)       $  (80,189)
                                                      ==========         ==========        ==========
         LOSS BEFORE EXTRAORDINARY ITEM
            PER COMMON SHARE, BASIC AND DILUTED:

         As reported                                  $     (4.33)       $     (1.65)      $    (1.33)
         Goodwill amortization                                --                0.18                --
                                                      ----------         -----------       -----------
         Adjusted                                     $     (4.33)       $     (1.47)      $    (1.33)
                                                      ===========        ===========       ==========

         NET LOSS PER COMMON SHARE, BASIC AND
         DILUTED:

         As reported                                  $     (4.33)       $     (1.69)      $    (1.33)
         Goodwill amortization                                --                0.18                --
                                                      ----------         -----------       -----------
         Adjusted                                     $     (4.33)       $     (1.51)      $    (1.33)
                                                      ===========        ===========       ==========

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

8.       LEASES

         OPERATING LEASES - The Company has various operating leases, primarily related to rentals of tower sites and offices. These leases range from 5 to 10 years in length and generally provide for annual rent escalation based on pre-determined amounts or percentages. The estimated increases in rent are being recognized over the term of the leases using the straight-line method. Rental expense was $33,520, $26,548 and $6,177 for 2002, 2001 and 2000, respectively. At December 31, 2002, the aggregate minimum rental commitments under noncancelable operating leases for the periods shown are as follows:

                  YEARS:
                  2003                           $   28,973
                  2004                               29,534
                  2005                               30,047
                  2006                               30,834
                  2007                               31,481
                  Thereafter                         90,191
                                                 ----------
                  Total                          $  241,060
                                                 ==========

         CAPITAL LEASES - Capital leases consist of leases for rental of retail space and switch usage. The net present value of the leases was $2,419 and $2,579 at December 31, 2002 and 2001, respectively, and was included in property and equipment. Accumulated amortization recorded under these leases was $570 and $292 at December 31, 2002 and 2001, respectively. At December 31, 2002 the future payments under capital lease obligations, less imputed interest, are as follows:

           YEARS:
               2003                                                  $    1,305
               2004                                                         586
               2005                                                         160
               2006                                                         162
               2007                                                         163
               Thereafter                                                   857
                                                                     ----------

           Total minimum lease payments                                   3,233
           Less: imputed interest                                          (814)
                                                                     ----------

           Present value of minimum lease payments                        2,419
           Less: current installments                                    (1,064)
                                                                     ----------

           Long-term capital lease obligations at December 31, 2002  $    1,355
                                                                     ==========

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

9.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                          DECEMBER 31,
                                                  ---------------------------
                                                      2002           2001
                                                  ------------- -------------

12 7/8% Senior Discount Notes, net of discount        $ 268,862      $ 237,207
12 1/2% Senior Notes                                    250,000        250,000
13 5/8% Senior Notes                                    150,000        150,000
Senior Secured Credit Facility                          200,000        187,162
                                                      ---------      ---------
Total debt                                              868,862        824,369
Less current maturities                                      --             --
                                                      ---------      ---------
Long term debt, excluding current maturities          $ 868,862      $ 824,369
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

         12 1/2% SENIOR NOTES - On January 31, 2001, Alamosa (Delaware) consummated the offering (the "12 1/2% Notes Offering") of $250 million aggregate principal amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1,
         2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001. The net proceeds from the sale of the 12 1/2% Senior Notes were approximately $241 million, after deducting the commissions and estimated offering expenses.

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

         13 5/8% SENIOR NOTES - On August 15, 2001, Alamosa (Delaware) issued $150 million face amount of Senior Notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011) and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the sale of the 13 5/8% Senior Notes were approximately $141.5 million, after deducting the commissions and estimated offering expenses. Approximately $66 million of the proceeds were used to pay down a portion of the Senior Secured Credit Facility. Approximately $39.1 million of the proceeds of the 13 5/8% Senior Notes were used by Alamosa (Delaware) to establish a security account to secure on a

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         pro rata basis the payment obligations under all of the Company's unsecured borrowings. The balance was used for general corporate purposes.

         Significant terms of the senior unsecured obligations include:

         o RANKING - The senior unsecured obligations of Alamosa (Delaware) are equal in right of payment to all future senior debt of Alamosa (Delaware) and senior in right of payment to all future subordinated debt of Alamosa (Delaware).

         o GUARANTEES - The senior unsecured obligations will rank equally with all existing and future senior debt and senior to all existing and future subordinated debt. The obligations are fully and unconditionally, jointly and severally guaranteed on a senior subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of Alamosa (Delaware) with the exception of Alamosa Operations, Inc., a wholly owned subsidiary of Alamosa (Delaware). The financial statements of Alamosa (Delaware), Inc. and financial information related to its guarantor subsidiaries are included in Alamosa (Delaware)'s Form 10-K.

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

         o CHANGE OF CONTROL - Upon a change of control as defined by the respective offerings, the Company will be required to make an offer to purchase the notes at a price equal to 101% of the accreted value for the 12 7/8% Senior Discount Notes and 101% of the face amount for the 12 1/2% Senior Notes and 13 5/8% Senior Notes.

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

         o SECURITY AGREEMENT - Concurrently with the closing of the 12 1/2% Senior Notes, Alamosa (Delaware) deposited $59.0 million with the collateral agent, to secure on a pro rata basis the payment obligations of Alamosa (Delaware) under the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes. The amount deposited in the security account, together with the proceeds from the investment thereof, will be sufficient to pay when due the first four interest payments on the 12 1/2% Senior Notes. Funds will be released from the security account to make interest payments on the 12 1/2% Senior Notes or the 12 7/8% Senior Discount Notes as they become due, so long as there does not exist an event of default with respect to the 12 1/2% Senior Notes or the 12 7/8% Senior Discount Notes. Approximately $39.1 million of the proceeds of the 13 5/8% Notes Offering were similarly used to establish a security account to secure on a pro rata

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         basis the payment obligations under the 13 5/8% Senior Notes, the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes.

         SENIOR SECURED OBLIGATIONS

         SENIOR SECURED CREDIT FACILITY - On February 14, 2001, the Company, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower, entered into a $280 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent, and collateral agent, Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent, and a syndicate of banking and financial institutions. On March 30, 2001, the Senior Secured Credit Facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. The Senior Secured Credit Facility was again amended in August 2001 to reduce the maximum borrowing to $225 million consisting of a 7-year senior secured 12-month delayed draw term loan facility of $200 million and a 7-year senior secured revolving credit facility in an aggregate principal amount of up to $25 million.

         On September 26, 2002, the Company further amended the Senior Secured Credit Facility, to among other things, extend Stage I covenants for an additional quarter and modify certain financial and statistical covenants. Under the Senior Secured Credit Facility, interest will accrue, at Alamosa Holdings, LLC's option: (i) at the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which was initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowings. In connection with the September 26, 2002 amendment, the initial margin was increased to 4.25% for LIBOR borrowings and 3.25% for base rate borrowings. The applicable interest margins are subject to reductions under a pricing grid based on ratios of Alamosa Holdings, LLC's total debt to its earnings before interest, taxes, depreciation and amortization ("EBITDA"). The interest rate margins will increase by an additional 200 basis points in the event Alamosa Holdings, LLC fails to pay principal, interest or other amounts as they become due and payable under the Senior Secured Credit Facility. In connection with a scheduled interest rate reset on September 30, 2002, the interest margin was reset to 4.00% for LIBOR borrowings and 3.00% for base rate borrowings.

         The weighted average interest rate on the outstanding borrowings under this facility at December 31, 2002 is 5.65%. Alamosa Holdings, LLC is also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The commitment fee accrues at a rate per annum equal to (i) 1.50% on each day when the utilization (determined by dividing the total amount of loans plus outstanding letters of credit under the Senior Secured Credit Facility by the total commitment amount under the Senior Secured Credit Facility) of the Senior Secured Credit Facility is less than or equal to 33.33%, (ii) 1.25% on each day when utilization is greater than 33.33% but less than or equal to 66.66% and (iii) 1.00% on each day when utilization is greater than 66.66%. The Company has entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility as discussed in Note 17.

         Alamosa Holdings, LLC is also required to pay a separate annual administration fee and a fee on the aggregate face amount of outstanding letters of credit, if any, under the revolving credit facility.

         As of December 31, 2002, Alamosa Holdings, LLC had drawn $200 million under the term portion of the Senior Secured Credit Facility. Any amount outstanding at the end of the 12-month period will amortize quarterly beginning May 14, 2004. The September 26, 2002 amendment placed restrictions on the ability to draw the $25 million revolving portion. The first $10 million can be drawn if cash balances fall below $15 million and the Company substantiates through tangible evidence the need for such advances. The remaining $15 million is available only at such time as the leverage ratio is less than or equal to 5.5 to 1. No advances have been drawn on the revolving portion of the Senior Secured Credit Facility. The revolving portion of the Senior Secured Credit Facility will begin reducing quarterly in amounts to be agreed beginning May 14, 2004.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         Loans under the term loan portion of the Senior Secured Credit Facility will be subject to mandatory prepayments from 50% of excess cash flow for each fiscal year commencing with the fiscal year ending December 31, 2003, 100% of the net cash proceeds (subject to exceptions and reinvestment rights of asset sales or other dispositions, including insurance and condemnation proceeds) of sales of property by Alamosa (Delaware) and its subsidiaries, and 100% of the net proceeds of issuances of debt obligations of Alamosa (Delaware) and its subsidiaries (subject to exceptions). After the term loans are repaid in full, mandatory prepayments will be applied to permanently reduce commitments under the revolving portion of the Senior Secured Credit Facility.

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

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

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

         Pursuant to the Senior Secured Credit Facility, the Company is required to maintain a minimum cash balance of $10 million, and future draws are conditioned, among other things, on the Company maintaining a ratio of senior debt to net property and equipment that does not exceed 1 to 1. The Company is also subject to covenants with respect to the ratio of EBITDA to total cash interest expense. Alamosa (Delaware) is also subject to the following financial and statistical covenants (Stage I covenants), which will apply until March 31, 2003:

         o    minimum numbers of subscribers;

         o    providing coverage to a minimum number of residents;

         o    minimum service revenue;

         o    minimum EBITDA;

         o    ratio of senior debt to total capital;

         o    ratio of total debt to total capital; and

         o    maximum capital expenditures;

         After March 31, 2003, the financial and statistical covenants will be the following (Stage II covenants):

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

         CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE SENIOR SECURED CREDIT FACILITY

         Sprint entered into a consent and agreement with Citicorp, that modifies Sprint's rights and remedies under our affiliation agreements with Sprint, for the benefit of Citicorp and the holders of the Senior Secured Credit Facility and any refinancing thereof. The consent and agreement with Citicorp generally provides, among

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         other things, Sprint's consent to the pledge of substantially all of our assets, including our rights in our affiliation agreements with Sprint, and that our affiliation agreements with Sprint generally may not be terminated by Sprint until the Senior Secured Credit Facility is satisfied in full pursuant to the terms of the consents and agreement.

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

         Aggregate minimum annual principal payments due on all issues of long-term debt for the next five years are as follows:


                           YEARS ENDING DECEMBER 31,
                       ---------------------------------
                       2003                $         --
                       2004                      22,500
                       2005                      45,000
                       2006                      50,000
                       2007                      65,000
                       Thereafter               767,500
                                           ------------
                                           $    950,000
                                           ============

10.      STOCKHOLDERS' EQUITY

         The Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value, of which no shares have been issued since inception. The Company is authorized to issue 290,000,000 shares of common stock, $0.01 par value of which 94,171,938 shares are issued and outstanding at December 31, 2002.

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

11.      EARNINGS PER SHARE

         Basic and diluted net loss per share of common stock is computed by dividing net loss for each period by the weighted average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculation since the effect would be antidilutive. As a result, the number of weighted-average

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Common stock equivalents excluded from diluted net loss per share calculations consisted of options to purchase 7.9 million, 5.5 million and 6.8 million shares of common stock for 2002, 2001 and 2000, respectively.

         Unvested restricted stock issued to officers totaling 800,000 shares during 2002 as discussed in Note 18 have been excluded from the number of weighted-average outstanding common shares for 2002 as these shares are contingently returnable to the Company in the event the vesting requirements are not met. As these shares vest, they will be included in the number of weighted-average outstanding common shares in future periods.

12.      INCOME TAXES

         Income tax expense (benefit) is comprised of the following:

                                                                      YEAR ENDED DECEMBER  31,
                                                                 ---------------------------------
                                                                      2002         2001        2000
                                                                 -----------  ----------   --------
              Current:
                 U.S. Federal                                    $      --    $      --    $      --
                 Foreign                                                --           --           --
                 State                                                  --           --           --
                                                                 ---------    ---------    ---------
                   Total current expense                                --           --           --
                                                                 ---------    ---------    ---------

              Deferred:
                 U.S. Federal                                       (58,938)     (68,842)         --
                 Foreign                                                --           --           --
                 State                                               (8,148)      (9,630)         --
                                                                 ----------   ----------   ---------
                   Total deferred expense (benefit)                 (67,086)     (78,472)         --
                                                                 ----------   ----------   ---------
                 Total income taxes expense (benefit)            $  (67,086)  $  (78,472)  $      --
                                                                 ==========   ==========   =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                          DECEMBER  31,
                                                                    ------------------------
                                                                         2002           2001
                                                                    -------------   --------
               Deferred tax assets:
                  Net operating loss carryforwards                  $  170,791      $  101,890
                  Original issue discount                               30,045          18,795
                  Non-cash compensation                                  1,728           1,741
                  Start-up expenses                                        472             781
                  Deferred rent                                          1,898           2,128
                  Bad debt allowance                                     3,468           3,622
                  Capitalized loan costs                                 2,593           3,227
                  Deferred revenue                                          --           1,969
                  Other comprehensive income                               916             580
                  Other                                                  1,295             828
                                                                    ----------      ----------
                    Gross deferred tax assets                          213,206         135,561

               Deferred Tax liabilities:
                  Intangible assets                                    185,600         200,959
                  Depreciation                                          45,802          25,383
                  Other                                                  3,510              47
                                                                    ----------      ----------
               Net deferred tax assets (liabilities)                   (21,706)        (90,828)
               Valuation allowance                                          --              --
                                                                    ----------      ----------
               Deferred tax balance                                 $  (21,706)     $  (90,828)
                                                                    ==========      ==========

         The net deferred tax asset was fully reserved as of December 31, 2000 because of uncertainty regarding the Company's ability to recognize the benefit of the asset in future years. In connection with the acquisitions in 2001 discussed in Note 4, a significant deferred tax liability was recorded. The reversal of the timing

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         differences which gave rise to the deferred tax liability will allow the Company to benefit from the deferred tax assets. As such, the valuation allowance was released in 2001 with a corresponding reduction to goodwill associated with the acquisitions. Due to the Company's limited operating history and lack of positive taxable earnings it is likely that a valuation allowance will be established during 2003 when the deferred tax asset is expected to exceed the deferred tax liabilities recorded in 2001. Prior to February 1, 2000, the Company's predecessor operated as a Limited Liability Company ("LLC") under which losses for income tax purposes were utilized by the LLC members on their separate income tax returns. Subsequent to January 31, 2000, the Company became a C-Corp for federal income tax purposes and therefore subsequent losses from operations became net operating loss carryforwards of the Company.

         The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate due to the differences summarized below:

                                                                              YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                                    2002                2001              2000
                                                            --------------------------------------  ---------------
         Federal tax benefit at statutory rate                        (35.00)%            (35.00)%         (35.00)%
                                                            ==================  ==================  ===============
         Goodwill impairment                                           21.70%                  --%             --%
         Other permanent differences                                    0.11                 2.51              --
         State taxes                                                   (1.13)               (2.79)             --
         Predecessor Limited Liability Company                            --                  --             1.45%
         Adjustment due to increase in valuation allowance                --                  --            33.40%
         Other                                                          0.06%              (0.01)%           0.15%
                                                            -----------------   ------------------  --------------
         Provision (benefit) for income taxes                         (14.26)%            (35.29)%           0.00%
                                                            ==================  ==================  ==============

         As of December 31, 2002, the Company has available net operating loss carryforwards totaling approximately $449 million which expire beginning in 2020. Utilization of net operating loss carryforwards may be limited by ownership changes which could occur in the future.

13.      SPRINT AGREEMENTS

         In accordance with the Company's affiliation agreements with Sprint, Sprint provides the company various services including billing, customer care, collections and inventory logistics. In addition, Sprint bills the Company for various pass-through items such as commissions to national retail merchants, handset subsidies on handsets activated in the Company's territory but not sold by the Company and long distance charges.

         In addition to the fees discussed above, the Company pays Sprint an affiliation fee equal to 8% of collected revenue as it is defined in the affiliate agreements. This fee is withheld from amounts collected from subscribers when such collections are remitted to the Company.

         Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

                                                                              YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                                 2002                   2001               2000
                                                            ----------------  --------------------  ---------------
         Cost of service and operation                      $     219,866         $     152,724         $   33,005
         Cost of products sold                                     50,974                53,911             20,524
         Selling and marketing                                     46,132                27,421             10,763
                                                            -------------         -------------         ----------
            Total                                           $     316,972         $     234,056         $   64,292
                                                            =============         =============         ==========

         In connection with the billing services provided to the Company by Sprint, the Company relies on Sprint to provide information as to monthly billing activity relative to all subscriber revenues. In addition, Sprint provides the information utilized for the settlement of all roaming revenue.

         The Company relies upon Sprint as a service provider to provide accurate information for the settlement of revenue and expense items. The Company makes estimates used in connection with the preparation of financial statements based on the financial and statistical information provided by Sprint. The Company assesses the

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         accuracy of this information through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint in connection with the services provided to the Company by Sprint could have a material effect on the Company's financial position, results of operation or cash flow.

14.      RELATED PARTY TRANSACTIONS

         AGREEMENTS WITH CHR SOLUTIONS, INC. - The Company has entered into a number of agreements with CHR Solutions, Inc. ("CHR") to perform various consulting and engineering services. CHR resulted from a merger between Hicks & Ragland Engineering Co., Inc., and Cathey, Hutton & Associates, Inc. effective as of November 1, 1999. At the time the agreements were executed, the Company's CEO was the President and Chief Executive Officer of Hicks & Ragland. As of December 2000, the Company's CEO resigned his position on the Board of CHR, and is no longer an employee of CHR. Total amounts paid under the above agreements were $1,063, $3,596 and $6,334 for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts included in accounts payable for the above agreement totaled $0 and $423 at December 31, 2002 and 2001, respectively.

         AGREEMENTS WITH TECH TELEPHONE COMPANY - The Company entered into a telecommunications service agreement with Tech Telephone Company Limited Partnership ("TechTel") to install and provide telecommunications lines between Sprint PCS and the Company's Lubbock-based operations and between the Company's Lubbock-based operations and other markets. TechTel is a limited partnership whose general partner is an entity controlled by the CEO of the Company. The original term of the agreement is three years, but the agreement automatically renews upon expiration for additional successive 30-day terms by either party. The Company has also entered into a distribution agreement with TechTel, authorizing it to become a third party distributor of Sprint PCS products and services for the Company in Lubbock, Texas. The total amount paid for these contracts was $1,157, $1,315 and $1,707 during the years ended December 31, 2002, 2001 and 2000, respectively. The amounts included in accounts payable relative to these contracts were $89 and $92 at December 31, 2002 and 2001, respectively. TechTel was sold to an unrelated third party in October 2002.

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

         JOINT VENTURE DEVELOPMENT AGREEMENT - On October 30, 2000, the Company entered into a joint venture development agreement with Messrs. Michael
         V. Roberts and Steven C. Roberts. Pursuant to the agreement, if either Mr. Michael V. Roberts or Mr. Steven C. Roberts undertakes an international telecommunications business venture and desires for the Company to be involved in that project, then before either Mr. Michael
         V. Roberts or Mr. Steven C. Roberts enters into a letter of intent or binding agreement of any nature with another person regarding the project, they must give the Company written notice. The Company has 60 days to notify them of its desire to participate in the project. During such 60-day period, the Company has the exclusive right with respect to the project. Promptly after the Company gives a notice of participation, the Company and either Mr. Michael V. Roberts or Mr. Steven C. Roberts must form a project entity and execute an agreement setting forth the terms, covenants, conditions and provisions for the purpose, ownership, management, financing and operation of the project. Unless the Company and either Mr. Michael V. Roberts or Mr. Steven C. Roberts agree to a different arrangement, the Company will have a 50% interest in each project entity and will have full managerial control of each project entity. Except as described above, neither the Company nor Messrs. Michael V. Roberts and Steven C. Roberts is obligated to bring to the other any opportunity to participate in a project or any activity, domestic or international.

         CONSULTING AGREEMENTS - On January 29, 2001, the Company entered into five-year consulting agreements with each of Messrs. Michael V. Roberts and Steven C. Roberts. The consulting agreements provide each of them with an annual compensation of $125, which is paid monthly.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         RIGHT OF FIRST NEGOTIATION AGREEMENT - On February 14, 2001, the Company entered into a right of first negotiation agreement with Roberts Tower which grants Roberts Tower a right to negotiate tower leases on a "build-to-suit" basis with the Company's present and future territory. During the term of the agreement, whenever the Company or one of its subsidiaries is required to "build-to-suit" communications towers within the present or future territories in which the Company operates, the Company must notify Roberts Tower and Roberts Tower will have the exclusive right for a period of 30 days to negotiate with the company to provide such towers. After such 30-day period, if the Company has not reached an agreement with Roberts Tower, the Company may obtain such tower sites from other third parties. The term of this agreement is five years.

         RESALE AGREEMENT - On February 14, 2001, the Company entered into a resale agreement with Messrs. Michael V. Roberts and Steven C. Roberts which permits Messrs. Michael V. Roberts and Steven C. Roberts to buy air time at a discount for resale on a basis no less favorable than any other similar agreement to which the Company may be a party. Messrs. Michael V. Roberts and Steven C. Roberts may resell such airtime anywhere such resales are permitted under applicable law. Any arrangement between the Company and Messrs. Michael V. Roberts and Steven C. Roberts for resales and use of air time will be subject to all required approvals of Sprint, Sprint Spectrum and Sprint PCS and/or any other applicable Sprint entities.

         MASTER LEASE AGREEMENT - On February 14, 2001, Roberts and Roberts Tower entered into a master lease agreement which provides for the lease from Roberts Tower by Roberts of certain buildings, towers, tanks and/or improvements thereon for the purpose of installing, operating and maintaining communications facilities and services thereon. The initial term of the master lease agreement expires in February 2006, and Roberts has the right to extend the initial term of the lease for four additional terms of five years each. The agreement provides for monthly payments aggregating to approximately $17 per tower per year at inception, subject to an annual adjustment of 4% per annum. Roberts subsequently assigned all of its right, title and interest in the master lease agreement to its wholly owned subsidiary, Alamosa Missouri Properties, LLC (formerly Roberts Wireless Properties, L.L.C). During the years ended December 31, 2002 and 2001, approximately $2,688 and $2,264, respectively, in rental expense was recorded under this agreement.

         In addition to the specific agreements discussed above, the Company paid $346 and $361 in 2002 and 2001, respectively, to Roberts Tower for other items including the lease of retail space and switching facility space.

         OTHER RELATED PARTY TRANSACTIONS - In November 1998, the Company entered into an agreement to lease space for telephone switching equipment in Albuquerque with SASR Limited Partnership which was then 50% owned by one of the Company's then directors who was also a manager of West Texas PCS, LLC and Budagher Family LLC, two of the Company's stockholders. The lease has a term of five years with two optional five-year terms. The lease provides for monthly payments aggregating to $19 per year at inception with a 10% increase at the beginning of the two option periods, as well as a pro rata portion of real estate taxes on the property. The lease was transferred to an unrelated entity by SASR Limited Partnership in July, 2001. This director resigned from the board in 2002.

         On December 28, 1998, the Company entered into a long-term agreement to lease space for a retail store in Lubbock, Texas with Lubbock HLH, Ltd., principally owned by one of the Company's directors and the general manager of South Plains Advance Communications & Electronics, Inc. ("SPACE"). SPACE is a stockholder of the Company. This lease has a term of 15 years and provides for monthly payments subject to adjustment based on the Consumer Price Index on the first day of the sixth lease year and on the first day of the eleventh lease year. During the years ended December 31, 2002, 2001 and 2000, $110 per year in rental expense was recorded in connection with this lease. No amount was payable at December 31, 2002. In addition to rental, $20, $38 and $0 was paid to Lubbock HLH, Ltd. In 2002, 2001 and 2000, respectively for taxes and other expenses related to the leased property.

15.      EMPLOYEE BENEFITS

         Effective November 13, 1998, the Company elected to participate in the NTCA Savings Plan, a defined contribution employee savings plan sponsored by the National Telephone Cooperative Association under
         Section 401(k) of the Internal Revenue Code. No employer contributions were made to this plan for the period

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         ended December 31, 2000 or 1999.

         Effective July 1, 2000, the Company formed the Alamosa PCS Contributions Savings Plan ("Company Plan"), a defined contribution employee savings plan sponsored by the Company under Section 401(k) of the Internal Revenue Code. Existing balances held in the NTCA Savings Plan were transferred to the Company Plan on July 1, 2000 and all contributions to the NTCA Savings Plan ceased at that time. During the years ended December 31, 2002, 2001 and 2000, the Company made contributions of $1,058, $900 and $188, respectively to the Company Plan.

         In connection with the acquisition of WOW discussed in Note 4, employees who were formerly employees of WOW continue to participate in the Washington Oregon Wireless 401(k) Savings & Investment Plan, a defined contribution employee savings plan sponsored by the Company under Section 401(k) of the Internal Revenue Code. During the years ended December 31, 2002 and 2001, the Company made contributions of $36 and $41, respectively, to the WOW plan. Effective January 1, 2003 the WOW plan was merged into the Company Plan.

         Effective March 1, 2001, the Company adopted the Alamosa Holdings, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP provides that eligible employees may contribute up to 10% of their earnings towards the purchase of Company common stock. The employee per share purchase price is 85% of the fair market value of Company shares on (i) the offering date or (ii) the exercise date, whichever is lower. During the years ended December 31, 2002 and 2001, shares totaling 585,191 and 40,706, respectively, were issued in connection with purchases by employees under the ESPP. As of December 31, 2002 and 2001, 174,103 and 559,294 shares were reserved for issuance under the ESPP.

16.      STOCK-BASED COMPENSATION

         The Company adopted an Incentive Stock Option Plan (the "Plan") effective November 12, 1999, which provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Alamosa Holdings' common stock and for other stock-based awards to officers, directors and key employees for the direction and management of the Company and to non-employee consultants and independent contractors. At December 31, 2002, 6,176,559 shares of common stock were reserved for issuance under the Plan. The stock option committee of the Board of Directors administers the Plan and determines grant prices and vesting periods. Generally, the options under the Plan vest in varying increments over a three to five-year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of common stock at the time of the grant.

         The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretation, in accounting for its employee stock options. The Company initially recorded unearned compensation totaling $14,963 relative to the intrinsic value of options granted. This amount was being recognized over the vesting period in accordance with FASB Interpretation No. 28 when applicable. For the year ended December 31, 2000, non-cash compensation of $5,651 was recognized. Non-cash compensation for 2001 was a negative $916 due to the forfeiture of unvested options. No non-cash compensation was recorded in 2002 relative to options as all unvested options for which unearned compensation had been recorded were forfeited in 2001.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         The weighted-average fair value for all stock options granted in 2000 and 2001 was $12.18 and $9.01 per share, respectively. The weighted-average fair value for stock options granted during 2002 with an exercise price equal to the fair market value at the date of grant ("at the money") was $1.85 per share. The weighted-average fair value for stock options granted during 2002 with an exercise price greater than the fair market value at the date of grant ("out of the money") was $0.23 per share. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                              2002                 2001                  2000
                                     --------------------- -------------------- ------------------
         Dividend yield                          0%                  0%                    0%
         Expected volatility                   106%                 81%                   72%
         Risk-free rate of return              3.0%                4.6%                  6.3%
         Expected life                        4.00 years           4.00 years           4.07 years

         The following summarizes activity under the Company's stock option plans:

                                                                                    WEIGHTED AVERAGE EXERCISE
                                                                                ---------------------------------
                                                   NUMBER OF OPTIONS                     PRICE PER SHARE
                                         -------------------------------------- ---------------------------------
                                                  YEAR END DECEMBER 31,                YEAR END DECEMBER 31,
                                         -------------------------------------- ---------------------------------
                                            2002          2001          2000        2002        2001         2000
                                         ---------- --------------- ----------- ----------  ------------  -------
         Options outstanding at
              beginning of the
              period                     5,505,878      6,788,752     5,282,000  $    16.55  $   16.87    $  12.47
         Granted:
              At the money               1,370,195        635,061     2,131,750        2.57      14.87       17.17
              Out of the money           1,500,046            --            --         0.38        --           --
         Exercised                            (250)       (15,945)     (538,748)       3.90      14.95        1.48
         Canceled/forfeited               (507,374)    (1,901,990)      (86,250)      15.20      16.85       12.35
                                         ---------   ------------- ------------  ---------------------    --------
         Options outstanding at the
              end of the period          7,868,495      5,505,878     6,788,752  $    11.12  $   16.55     $ 16.87
                                         =========   ============  ============  ==========  =========    =========
         Options exercisable at end
              of the period              4,216,112      2,602,368     1,615,502  $     14.66 $   16.33     $ 16.75
                                         =========   ============  ============  =========== =========    =========

         The following table summarizes information for stock options at December 31, 2002:

                                                     OUTSTANDING                                EXERCISABLE
                                   ------------------------------------------------     ----------------------------
                                                    WEIGHTED                                             WEIGHTED
                                                    AVERAGE          REMAINING                            AVERAGE
           RANGE OF EXERCISE       NUMBER OF        EXERCISE        CONTRACTUAL         NUMBER OF        EXERCISE
                PRICES              OPTIONS          PRICE             LIFE              OPTIONS           PRICE
         ----------------------   ------------    -------------    --------------      ------------    ------------
         $    0.23        0.33        322,812     $     0.29               9.8             138,850     $        0.24
              0.38        0.45      1,521,546           0.38               9.8             120,006              0.38
              0.84        1.25        391,741           0.91               9.4              64,666              1.19
              1.41        1.42         85,833           1.42               8.6              85,833              1.42
              3.52        5.04        522,543           4.90               9.3             172,240              4.65
              6.46        8.00         29,610           7.68               8.2              17,590              8.00
             10.25       15.31        678,078          13.39               7.8             370,189             13.04
             15.67       23.25      4,247,332          17.10               6.4           3,219,138             17.09
             26.25       28.50         69,000          26.87               7.6              27,600     $       26.87
                                  -----------     ----------       -----------        ------------     -------------
         $    0.23       28.50       7,868,495    $    11.12               7.7           4,216,112     $       14.66
                                  ============    ==========       ===========        ============     =============

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

         The carrying amount of the Senior Secured Credit Facility approximates fair value at December 31, 2002 because the interest rate changes with market interest rates.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         Selected information related to the Company's senior notes is a follows:

                                                       DECEMBER 31,
                                             --------------------------------
                                                   2002              2001
                                             --------------    --------------
         Book value                          $      668,862    $      637,207
         Fair value                                 187,500           629,500
                                             --------------    --------------
         Net unrecognized gain               $      481,362    $        7,707
                                             ==============    ==============

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

         In order to manage interest costs and exposure to changing interest rates, the Company enters into interest rate hedges to hedge exposure to variable interest rates on a portion of the Senior Secured Credit Facility. At December 31, 2002, the Company had entered into the following interest rate swaps.

                                                                                           FAIR VALUE
                        INSTRUMENT                  NOTIONAL          TERM              AT DECEMBER 31,
                        ----------                  --------          ----         ----------------------
                                                                                       2002          2001
                                                                                   -----------   --------
              4.9475% Interest rate swap          $21,690           3 years        $   (1,121)   $    (650)
              4.9350% Interest rate swap          $28,340           3 years            (1,385)        (865)
                                                                                   ----------    ---------
                                                                                   $   (2,506)   $  (1,515)
                                                                                   ==========    =========

         These swaps are designated as cash flow hedges such that the fair value is recorded as a liability in the consolidated balance sheets with changes in fair value (net of tax) shown as a component of other comprehensive income.

         The Company also maintains an interest rate collar with the following terms:

                                                                                                  FAIR VALUE
                                                                                                AT DECEMBER 31,
                                                                                            ---------------------
           NOTIONAL      MATURITY      CAP STRIKE PRICE    FLOOR STRIKE PRICE                 2002          2001
           --------      --------      ----------------    ------------------               --------      -------
         $28,340        5/15/2004                  7.00%                 4.12%              $ (1,112)     $ (656)

         This collar does not receive hedge accounting treatment such that the fair value is reflected as a liability in the consolidated balance sheets and the decrease in fair value of $456 and $656 has been reflected as an increase to interest expense for the years ended December 31, 2002 and 2001, respectively.

         Approximately $2,188 and $1,286 in settlements under the above hedging instruments are included in interest expense for the years ended December 31, 2002 and 2001, respectively.

         In addition to the swaps and collar discussed above, the Company purchased an interest rate cap in February 2002 with a notional amount of $5,000 and a strike price of 7.00%. This cap does not receive hedge accounting treatment and the fair value reflected in the consolidated balance sheet is less than $1.

         These fair value estimates were obtained from the institutions the Company entered into the agreements with and are subjective in nature and involve uncertainties and matters of considerable judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

18.      COMMITMENTS AND CONTINGENCIES

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

         On October 29, 1998, under an employment agreement with the Company's then Chief Technology Officer, 300 units were granted under this plan. The options to acquire membership interests described above were to be exchanged for options to acquire an equivalent number of common shares:
         48,500 at $1.13 per share, 48,500 at $1.25 per share and 48,500 at
         $1.42 per share. Effective as of the IPO, these options were converted into options of the Company and were amended such that the original options with exercise prices that increased by an annual rate of 8%, 15%, or 25% (compounded monthly beginning July 1, 2000) were exchanged for options to purchase an equivalent number of common shares at fixed exercise prices equal to $1.13, $1.25 and $1.42 per share, which would not increase over the term of the options. These amendments resulted in a new measurement date. The Company recorded compensation expense totaling $2,096 in connection with these options. Compensation expense recorded for the year ended December 31, 2000 was $836. No compensation expense was recorded in 2001 or 2002.

         Effective October 1, 1999, the Company entered into a three-year employment agreement with its Chief Executive Officer ("CEO"), and Chairman of the Board. In addition, in December 1999, the Company granted options to the CEO to acquire 242,500 common shares at an exercise price of $1.15 per share which vested immediately prior to the completion of the initial public offering and 1,455,000 shares at an exercise price equal to the initial public offering price which vest 33% per year beginning September 30, 2000. The options expire January 5, 2009. The Company recognized compensation expense of $3,116 related to the 242,500 options issued with an exercise price below the initial public offering price over the options vesting period. Compensation expense recorded for the year ended December 31, 2000 was $2,765. No compensation expense was recorded in 2001 or 2002. The Company entered into a new employment agreement with its CEO and Chairman of the Board on October 1, 2002 as discussed below.

         On October 2, 1998, the Company entered into an employment agreement with its then Chief Operating Officer ("COO"). The agreement provided for the granting of stock options in three series. The initial exercise price was determined based on the following formula: $48,500, committed capital at September 30, 1998, multiplied by the percentage interest represented by the option exercised. The exercise price for each series increased by an annual rate of 8%, 15% or 25% compounded monthly beginning at the date of grant as specified by the agreement. Options could be exercised any time from January 1, 2004 to January 5, 2008. The options vested over a three-year period. During 1998, one option from each series was granted under this agreement. The options to acquire membership interests described above were to be exchanged for options in Holdings to acquire an equivalent number of common shares:
         242,500 at $1.08 per share, 242,500 at $1.15 per share and 242,500 at
         $1.25 per share. Effective December 1999, the Company amended the COO's options such that each of the COO's three series of original options were exchanged for two options to acquire a total of 1,697,500 shares of common stock. The first option to acquire 242,500 shares of common stock had a fixed exercise price of $1.15 per share and vested immediately prior to completion of the initial public offering. The second option to acquire 1,455,000 shares of common stock had an exercise price equal to the initial public offering price and vested 25% per year beginning September 30, 2000. The expiration date of all of the COO's options was extended from January 5, 2008 to January 5, 2009. These amendments resulted in a new measurement date. The Company was to record compensation expense totaling $9,341 in connection with these options. Compensation expense recorded for the year ended December 31, 2000 was $1,640. This individual left the Company in January 2001 and forfeited all unexercised options. As such, compensation expense in 2001 was negative $916 due to the forfeiture of these option. The former COO initiated litigation against the Company in 2002 as discussed under "Litigation" below. No compensation expense was recorded in 2002.

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         Effective December 1, 1999, the Company entered into a five-year employment agreement with its Chief Financial Officer ("CFO"). In addition, the Company granted the CFO options to purchase 1,455,000 shares at the initial public offering price and that will expire January 5, 2009. There is no compensation cost related to these options. The Company entered into a new employment agreement with its CFO and other executives on October 1, 2002 as discussed below.

         Effective October 1, 2002, the Company entered into employment agreements with its CEO, CFO, Chief Technology Officer ("CTO"), Chief Marketing Officer ("CMO") and Senior Vice President of Corporate Finance ("SVP"). The terms of the agreements were five years for the CEO and three years for the other officers. In connection with these employment agreements, options were granted to the executives to acquire a total of 1,700,000 common shares at an exercise price equal to the fair market value at the date of grant such that no compensation expense was recognized in connection with these options. These options vest over the terms of the respective agreements.

         In addition to the option grants, the respective executives were also awarded a total of 700,000 shares of restricted stock for which the Company received $0.01 per share at the date of grant. These restricted shares vest over a three year period and compensation expense will be recorded during the vesting period totaling $224. These shares are considered issued and outstanding but are excluded from basic and diluted earnings per share as discussed in Note 11.

         Effective December 1, 2002, the Company entered into an employment agreement with its Chief Operating Officer ("COO"). The terms of this agreement are similar to the October 1, 2002 agreements entered into with the other officers of the Company. The length of the agreement is three years. Options to acquire 300,000 common shares were awarded with an exercise price equal to the fair market value at the date of grant. Restricted stock totaling 100,000 shares were awarded that vest over a three year period for which the Company received $0.01 per share. Compensation expense of $99 will be recognized over the vesting period.

         LITIGATION - The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices.

         On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company's favor.

         On January 23, 2001, Jerry Brantley, then President and COO of the Company, terminated his employment with the Company at the unanimous request of the board of directors. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the Chairman of the Company, David E. Sharbutt, in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination among other things. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. The parties are in the process of selecting a panel of three arbitrators. The Company believes that there is no basis for Mr. Brantley's claim and intends to vigorously defend the lawsuit.

         On January 8, 2003 a claim was made against the Company by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT seeks to recover approximately $1.6 million from the Company relative to work performed by SWAT during 2000 for Roberts Wireless Communications, LLC which was acquired by the Company in the first quarter of 2001. The Company is in the process of gathering information relative to this claim and has recorded an estimated liability relative to this contingency in the consolidated

                             ALAMOSA HOLDINGS, INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         financial statements at December 31, 2002.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

         NYSE LISTING REQUIREMENTS - The Company is listed on the New York Stock Exchange ("NYSE") and is subject to various listing requirements set forth by the NYSE. The Company received written notice from the NYSE on August 29, 2002 indicating that it had fallen below the requirements to
         (1) maintain an average closing price that is not less than $1.00 per share over a consecutive 30 trading-day period and (2) maintain an average global market capitalization over a consecutive 30 trading-day period of not less than $100 million. On October 15, 2002 the Company submitted to the NYSE a business plan to cure its non-compliance with the NYSE listing requirements. The business plan was approved by the NYSE and, as a result of such approval, the Company has until February 26, 2004 to re-establish compliance with the $100 million market capitalization requirement. However, with respect to the minimum share price requirement, the cure period for achieving compliance under NYSE listing requirements expired on March 3, 2003. The trading price and volume of the Company's common stock is under relatively continuous review by the NYSE, and the NYSE could at any time choose to suspend trading in the Company's common stock and make an application to the SEC to delist the Company's common stock.

         The Company's Board of Directors has approved taking affirmative actions, if necessary, to meet the $1.00 minimum share price listing requirement. This includes effecting a reverse stock split which would be submitted for shareholder approval at the 2003 annual shareholders meeting. The Company believes that if it is still listed in the NYSE at the time a proposed reverse stock split is approved by shareholders, the NYSE minimum share price listing requirement may be deemed satisfied if the price of the Company's common stock promptly exceeds $1.00 per share and remains above that level for at least the following 30 trading days. Despite the foregoing, the NYSE has broad discretion to suspend trading in the Company's common stock on the NYSE and make an application to the SEC to delist the Company's common stock. There is no assurance that the NYSE will continue to allow trading in the Company's common stock until its annual meeting of stockholders or until such time as the Company undertakes another action to meet the NYSE minimum share price listing requirement.

19.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The quarterly results of operations (unaudited) for 2001 and 2002 by quarter are as follows:

                                                                                QUARTER ENDED
                                                         ---------------------------------------------------------
                                                            MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                         ------------- -------------  -------------- -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         2001:
              Net sales                                  $   45,835     $   83,535     $   107,874   $   119,895
              Operating loss                                (28,791)       (34,303)        (38,622)      (50,610)
              Loss before extraordinary item                (23,928)       (34,336)        (37,712)      (47,944)
              Extraordinary loss, net of tax                 (3,503)            --              --            --
              Net loss                                      (27,431)       (34,336)        (37,712)      (47,944)
              Basic and diluted loss per share before
                extraordinary item                            (0.33)         (0.37)          (0.41)        (0.52)
              Basic and diluted net loss
                per share                                     (0.38)         (0.37)          (0.41)        (0.52)

         2002:
              Net sales                                  $  128,387     $  130,789     $   147,428   $   149,088
              Operating loss                                (21,754)       (21,302)       (313,173)      (14,802)
              Net loss                                      (28,133)       (28,736)       (320,847)      (25,633)
              Basic and diluted net loss
                per share                                     (0.30)         (0.31)          (3.45)        (0.27)

         As discussed in Note 7, the Company recorded a charge relative to its first annual impairment test of goodwill under SFAS 142 in the third quarter of 2002. The amount of this charge was $291,635 and is reflected in the operating loss for the third quarter of 2002.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Alamosa Holdings, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 21, 2003 appearing in the 2002 Annual Report to Shareholders of Alamosa Holdings Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas
February 21, 2003

SCHEDULE II
-----------

                             ALAMOSA HOLDINGS, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                    FOR THE PERIOD DECEMBER 31, 2000 THROUGH
                        DECEMBER 31, 2002 (IN THOUSANDS)

                                                           ADDITIONS       ADDITIONS
                                         BALANCE AT       CHARGED TO      CHARGED TO
                                        BEGINNING OF      COSTS AND          OTHER                          BALANCE AT
         CLASSIFICATION                    PERIOD          EXPENSES        ACCOUNTS       DEDUCTIONS       END OF PERIOD
--------------------------------------  ------------     ------------      ----------     ----------       -------------
December 31, 2000
    Allowance for doubtful accounts....  $      162       $   1,341        $     --         $      --       $  1,503
    Deferred tax valuation allowance             --          26,985              --                --         26,985

December 31, 2001
    Allowance for doubtful accounts....  $    1,503       $  17,490        $    1,213(1)    $  (14,314)     $  5,892
    Deferred tax valuation allowance         26,985              --             2,313(2)       (29,298)(3)        --

December 31, 2002
    Allowance for doubtful accounts....  $    5,892       $  40,285        $     --         $ (37,726)      $  8,451
    Deferred tax valuation allowance             --              --              --                --              --

      This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto that appear in this annual report on Form 10-K.

(1) For the year ended December 31, 2001, amount represents allowance for doubtful accounts recorded in connection with acquisitions accounted for under the purchase method of accounting.

(2) Addition represents increase in valuation allowance due to the increase in the effective tax rate applied to deferred tax items.

(3) This amount represents the reversal of the valuation allowance recorded by the Company against goodwill as a result of the business combinations with Roberts, WOW and Southwest (see Note 4).