Form 10-Q
period 2004-03-31
ALAMOSA HOLDINGS INC
filed 2004-05-06
CIK 1120102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

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

YES      NO

As of May 4, 2004, 97,088,692 shares of common stock, $0.01 par value per share, were issued and outstanding.

ALAMOSA HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALAMOSA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$135,630	$99,644
Restricted cash	—	1
Customer accounts receivable, net	40,136	28,034
Receivable from Sprint	15,290	22,947
Inventory	5,373	7,309
Prepaid expenses and other assets	11,499	9,763
Deferred customer acquisition costs	7,712	8,060
Deferred tax asset	4,572	4,572
Total current assets	220,212	180,330
Property and equipment, net	428,348	434,840
Debt issuance costs, net	9,595	14,366
Early redemption option on preferred stock	34,359	21,687
Intangible assets, net	438,950	448,354
Other noncurrent assets	5,636	6,393
Total assets	$1,137,100	$1,105,970
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,794	$33,247
Accrued expenses	37,931	37,325
Payable to Sprint	25,477	26,616
Interest payable	9,073	5,353
Deferred revenue	23,274	22,742
Current installments of capital leases	326	481
Total current liabilities	118,875	125,764
Long term liabilities:
Capital lease obligations	828	812
Other noncurrent liabilities	6,954	8,693
Deferred tax liability	15,962	15,966
Senior secured debt	—	200,000
Senior notes	720,425	464,424
Total long term liabilities	744,169	689,895
Total liabilities	863,044	815,659
Commitments and contingencies (see Note 14)	—	—
Redeemable convertible preferred stock:
Series B preferred stock, $.01 par value, 750,000 shares authorized; 679,435 and 679,495 shares issued and outstanding, respectively	228,587	228,606
Series C preferred stock, $.01 par value; 500,000 shares authorized; no shares issued	—	—
Total redeemable convertible preferred stock	228,587	228,606
Stockholders' equity:
Preferred stock, $.01 par value; 8,750,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 290,000,000 shares authorized, 96,790,822 and 95,401,557 shares issued and outstanding, respectively	968	954
Additional paid-in capital	796,793	800,992
Accumulated deficit	(752,114)	(739,566)
Unearned compensation	(178)	(145)
Accumulated other comprehensive loss, net of tax	—	(530)
Total stockholders' equity	45,469	61,705
Total liabilities and stockholders' equity	$1,137,100	$1,105,970

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share amounts)

	For the three months ended March 31,
	2004	2003
Revenues:
Subscriber revenues	$124,746	$104,024
Roaming revenues	43,153	31,790
Service revenues	167,899	135,814
Product sales	8,791	5,294
Total revenues	176,690	141,108
Costs and expenses:
Cost of service and operations (excluding non-cash compensation of $2 and $4 for 2004 and 2003, respectively)	86,216	79,317
Cost of products sold	19,783	12,844
Selling and marketing expenses (excluding non-cash compensation of $2 and $4 for 2004 and 2003, respectively)	30,993	28,146
General and administrative expenses (excluding non-cash compensation of $22 and $33 for 2004 and 2003, respectively)	5,717	3,665
Depreciation and amortization	27,384	26,882
Impairment of property and equipment	306	360
Non-cash compensation	26	41
Total costs and expenses	170,425	151,255
Income (loss) from operations	6,265	(10,147)
Loss on debt extinguishment	(13,101)	—
Gain on derivative instrument	12,672	—
Interest and other income	168	385
Interest expense	(18,235)	(26,537)
Loss before income taxes	(12,231)	(36,299)
Income tax (expense) benefit	(317)	5,768
Net loss	(12,548)	(30,531)
Preferred stock dividend	(3,220)	—
Net loss attributable to common stockholders	$(15,768)	$(30,531)
Net loss per common share, basic and diluted	$(0.17)	$(0.33)
Weighted average common shares outstanding, basic and diluted	95,490,768	93,504,925

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,548)	$(30,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash compensation	26	41
Non-cash interest expense (benefit) on derivative instruments	6	(114)
Non-cash accretion of asset retirement obligations	45	—
Non-cash gain on derivative instruments	(12,672)	—
Provision for bad debts	1,935	6,500
Depreciation and amortization of property and equipment	17,980	16,865
Amortization of intangible assets	9,404	10,017
Amortization of financing costs included in interest expense	265	1,116
Amortization of discounted interest	—	99
Loss on debt extinguishment	13,101	—
Deferred tax benefit	—	(5,768)
Interest accreted on discount notes	6,001	8,552
Impairment of property and equipment	306	360
(Increase) decrease in:
Receivables	(6,380)	9,651
Inventory	1,936	2,275
Prepaid expenses and other assets	(631)	(1,930)
Increase (decrease) in:
Accounts payable and accrued expenses	1,423	(13,011)
Net cash provided by operating activities	20,197	4,122
Cash flows from investing activities:
Proceeds from sale of assets	343	19
Purchases of property and equipment	(24,218)	(10,377)
Change in restricted cash	1	24,804
Net cash provided by (used in) investing activities	(23,874)	14,446
Cash flows from financing activities:
Proceeds from issuance of senior notes	250,000	—
Repayments of borrowings under senior secured debt	(200,000)	—
Debt issuance costs	(8,059)	—
Preferred stock dividends	(2,866)	—
Stock options exercised	235	—
Shares issued to employee stock purchase plan	492	126
Payments on capital leases	(139)	(210)
Net cash provided by (used in) financing activities	39,663	(84)
Net increase in cash and cash equivalents	35,986	18,484
Cash and cash equivalents at beginning of period	99,644	61,737
Cash and cash equivalents at end of period	$135,630	$80,221
Supplemental disclosure of non-cash financing and investing activities:
Conversion of preferred stock	$19	$—
Asset retirement obligations capitalized	29	—
Change in accounts payable for purchases of property and equipment	(12,110)	(1,240)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheet at March 31, 2004, the unaudited consolidated statements of operations for the three months ended March 31, 2004 and 2003, the unaudited consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2003. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders for each period by the weighted-average outstanding number of common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Common stock equivalents excluded from diluted net loss per share calculations consisted of options to purchase 9,870,735 and 7,998,184 shares of common stock at March 31, 2004 and 2003, respectively. Also excluded from diluted net loss per share calculations for all periods presented is the impact of the Series B redeemable convertible preferred stock that was issued in November 2003 as the inclusion of the impact of the conversion of this preferred stock would be antidilutive.

In addition, 800,000 shares of restricted stock that were collectively awarded in October and December of 2002 have been excluded from the weighted-average outstanding number of common shares for the three months ended March 31, 2003 and 400,000 shares of this restricted stock have been excluded from the weighted-average outstanding number of common shares for the three months ended March 31, 2004. These shares are included in the weighted-average outstanding number of common shares as the restrictions lapse.

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

On February 14, 2001, Alamosa Holdings became the new public holding company of Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings") and its subsidiaries pursuant to a reorganization transaction in which a wholly owned subsidiary of Alamosa Holdings was merged with and into Alamosa PCS Holdings. As a result of this reorganization, Alamosa PCS Holdings became a wholly owned subsidiary of Alamosa Holdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Alamosa Holdings common stock. Alamosa Holdings' common stock is quoted on Nasdaq under the symbol "APCS."

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

While the Company has incurred substantial net losses since inception and negative cash flows from operating activities through 2002, the Company generated approximately $55 million and $20 million of cash flows from operating activities for the year ended December 31, 2003 and the three months ended March 31, 2004, respectively. In November 2003, the Company completed a debt exchange that provided for approximately $238 million of principal debt reduction.

As of March 31, 2004, the Company had $136 million in cash and cash equivalents and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

The Company's future liquidity will be dependent on a number of factors influencing its projections of operating cash flows, including those related to subscriber growth, average revenue per user, average monthly churn and cost per gross addition. Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's ability to achieve its intended business objectives.

4.    STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the three months ended March 31, 2004 or 2003, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the three month periods ended March 31, 2004 and 2003 relate to the vesting of shares of restricted stock awarded to officers and

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

shares of stock awarded to directors and are not related to the granting of stock options. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)

Net loss – as reported	$(12,548)	$(30,531)
Add: stock-based employee compensation included in reported net loss, net of related tax	26	41
Deduct: stock-based employee compensation expense determined under fair value method, net of related tax	(1,184)	(1,472)
Net loss – pro forma	(13,706)	(31,962)
Preferred stock dividend	(3,220)	—
Net loss attributable to common stockholders – pro forma	$(16,926)	$(31,962)
Net loss per share – as reported Basic and diluted	$(0.17)	$(0.33)
Net loss per share – pro forma Basic and diluted	$(0.18)	$(0.34)

5.    ACCOUNTS RECEIVABLE

Customer accounts receivable — Customer accounts receivable represents amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $5.3 million and $6.0 million at March 31, 2004 and December 31, 2003, respectively.

Receivable from Sprint — Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	March 31, 2004	December 31, 2003
	(unaudited)

Net roaming receivable	$12,101	$13,071
Access and interconnect revenue receivable (payable)	89	(15)
Accrued service revenue	2,920	2,584
Service fee refund	—	6,418
Other amounts due from Sprint	180	889
	$15,290	$22,947

Net roaming receivable includes net travel revenue due from Sprint relative to PCS subscribers based outside of the Company's licensed territory who utilize the Company's portion of the PCS network of Sprint. The net roaming revenue receivable is net of amounts owed to Sprint relative to the Company's subscribers who utilize the PCS network of Sprint outside of the Company's licensed territory. In addition, net roaming receivable also includes amounts due from Sprint,

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

which have been collected from other PCS providers for their customers' usage of the Company's portion of the PCS network of Sprint.

Access and interconnect revenue receivable represents net amounts due from Sprint for calls originated by a local exchange carrier ("LEC") or an interexchange carrier ("IXC") that terminate on the Company's network. Under the Company's affiliation agreements with Sprint, Sprint collects this revenue from other carriers and remits 92% of those collections to the Company. The $15 amount owed to Sprint at December 31, 2003 is the result of rate adjustments on previously collected amounts.

Accrued service revenue represents the Company's estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

Service fee refund due from Sprint at December 31, 2003 related to a refund of fees paid to Sprint for services such as billing and customer care. Under the previous agreements with Sprint, these fees were determined at the beginning of each year based on estimated costs and were adjusted based on actual costs incurred by Sprint in providing the respective services. This process changed effective December 1, 2003 under the new agreements with Sprint as discussed in Note 13.

6.    PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $203.9 million and $188.1 million at March 31, 2004 and December 31, 2003, respectively.

7.    ASSET RETIREMENT OBLIGATIONS

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

It is the Company's understanding that further clarification has been provided by the Securities and Exchange Commission regarding the accounting for asset retirement obligations and specifically relating to factors to consider in determining the estimated settlement dates and the probability of enforcement of the remediation obligation. Based on this information, the Company revised certain of the estimates used in its original analysis and calculated an asset retirement obligation for its leased telecommunications facilities. The Company determined that the aforementioned asset retirement obligations did not have a material impact on its consolidated results of operations, financial position or cash flows and recorded the asset retirement obligations in the third quarter of 2003.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

An initial asset retirement obligation of $1,213 was recorded and classified in other non-current liabilities and a corresponding increase in property and equipment of $1,213 were recorded in the third quarter of 2003 relating to obligations that existed upon the adoption of SFAS No. 143. The Company incurred additional asset retirement obligations during the year ended December 31, 2003 and the three months ended March 31, 2004 of $35 and $29, respectively, related to new leases entered into. Included in costs of services and operations in the Company's statement of operations for the year ended December 31, 2003 is a charge of $402 related to the cumulative accretion of the asset retirement obligations as of the adoption of SFAS No. 143 as well as an additional $163 in accretion recorded for the year ended December 31, 2003. Included in depreciation and amortization expenses in the Company's statement of operations for the year ended December 31, 2003 is a charge of $364 related to the cumulative depreciation of the related assets recorded at the time of the adoption of SFAS No. 143 as well as an additional $123 in depreciation recorded for the year ended December 31, 2003. For the three months ended March 31, 2004, the Company recorded $45 in accretion of asset retirement obligations and $31 in depreciation of the related assets. For purposes of determining the asset retirement obligations, the Company has assigned a 100% probability of enforcement to the remediation obligations and has assumed an average settlement period of 20 years.

8.    INTANGIBLE ASSETS

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

Intangible assets consist of:

	March 31, 2004	December 31, 2003
	(unaudited)

Sprint affiliate and other agreements	$532,200	$532,200
Accumulated amortization	(93,250)	(85,692)
Subtotal	438,950	446,508
Subscriber base acquired	29,500	29,500
Accumulated amortization	(29,500)	(27,654)
Subtotal	—	1,846
Intangible assets, net	$438,950	$448,354

Amortization expense relative to intangible assets was $9,404 and $10,017 for the three months ended March 31, 2004 and 2003, respectively.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year ended December 31,
2004	$32,079
2005	30,234
2006	30,234
2007	30,234
2008	30,234
Thereafter	295,339
$448,354

9.    LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003

Senior Notes:
12 7/8% Senior Discount Notes, net of discount	$5,734	$5,556
12% Senior Discount Notes, net of discount	199,818	193,995
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,475	2,475
11% Senior Notes	250,798	250,798
8½% Senior Notes	250,000	—
Total Senior Notes	720,425	464,424
Senior Secured Credit Facility	—	200,000
Total Debt	720,425	664,424
Less current maturities	—	—
Long term debt, excluding current maturities	$720,425	$664,424

SENIOR NOTES

12 7/8% Senior Discount Notes — The 12 7/8% Senior Discount Notes were issued in February 2000, mature February 15, 2010, carry a coupon rate of 12 7/8% and provide for interest deferral through February 15, 2005. The 12 7/8% Senior Discount Notes will accrete to their $6,389 face amount by February 8, 2005, after which, interest will be paid in cash semiannually.

12% Senior Discount Notes — The 12% Senior Discount Notes were issued in November 2003, mature July 31, 2009, carry a coupon rate of 12% and provide for interest deferral through July 31, 2005. The 12% Senior Discount Notes will accrete to their $233 million face amount by July 31, 2005, after which, interest will be paid in cash semiannually.

12½% Senior Notes — The 12½% Senior Notes were issued in January 2001, mature February 1, 2011 and carry a coupon rate of 12½%, payable semiannually on February 1 and August 1.

Approximately $59.0 million of the proceeds of the 12½% Senior Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 12½% Senior Notes and the 12 7/8% Senior Discount Notes. As of December 31, 2003, all of the escrowed proceeds had been used in connection with payment of cash interest.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

13 5/8% Senior Notes — The 13 5/8% Senior Notes were issued in August 2001, mature August 15, 2011 and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15. Approximately $39.1 million of the proceeds of the 13 5/8% Senior Notes were used by Alamosa (Delaware) to establish a security account to secure on a pro rata basis the payment obligations under all of the Company's unsecured borrowings. As of December 31, 2003, all of the escrowed proceeds had been used in connection with payment of cash interest.

11% Senior Notes — The 11% Senior Notes were issued in November 2003, mature July 31, 2010 and carry a coupon rate of 11%, payable semiannually on January 31 and July 31.

8½% Senior Notes — The 8½% Senior Notes were issued in January 2004, mature January 31, 2012 and carry a coupon rate of 8½% payable semiannually on January 31 and July 31. The proceeds of these notes were used to permanently repay the Company's senior secured credit facility in January 2004 as discussed below and for general corporate purposes.

SENIOR SECURED OBLIGATIONS

Senior Secured Credit Facility – On February 14, 2001, Alamosa Holdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower, entered into a $280 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; Export Development Corporation ("EDC") as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions. On March 30, 2001, the Senior Secured Credit Facility was amended to increase the facility to $333 million. The Senior Secured Credit Facility was again amended in August 2001 concurrent with the issuance of the 13 5/8% Senior Notes to reduce the maximum borrowing to $225 million, consisting of a 7-year senior secured 12-month delayed draw term loan facility of $200 million and a 7-year senior secured revolving credit facility in an aggregate principal amount of up to $25 million.

The weighted average interest rate on the outstanding borrowings under this facility at December 31, 2003 was 4.69%. Alamosa Holdings, LLC was also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The Company entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility, as discussed in Note 12.

At December 31, 2003, Alamosa Holdings, LLC had drawn $200 million under the term portion of the Senior Secured Credit Facility. In connection with the issuance of the 8½% Senior Notes discussed above, a portion of the proceeds from that issuance was used to permanently repay the advances outstanding under the Senior Secured Credit Facility and the facility was terminated in January 2004.

10.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with a debt exchange completed in November 2003, the Company issued 679,495 shares of Series B Preferred Stock to noteholders who tendered their notes in the exchange. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7½% of the $250 per share liquidation preference. Dividends are payable quarterly in arrears on the last calendar day of each January, April, July and October. Until July 31, 2008, the Company has the option to pay dividends in (1) cash, (2) shares of Alamosa Holdings Series C Preferred Stock, (3) shares of Alamosa Holdings common stock or (4) a combination thereof. After July 31, 2008, all dividends are payable in cash only. Holders of the Series B Preferred Stock are entitled to participate in any dividends declared on Alamosa Holdings common stock based on the number of common shares the Series B Preferred Stock could be converted into

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

immediately prior to the declaration of the common stock dividend. The Series C Preferred Stock has essentially the same terms as the Series B Preferred Stock with the exception of the conversion rate, as discussed below.

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

In accordance with the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," this option to redeem outstanding preferred shares for cash represents a derivative instrument that must be bifurcated and accounted for separately as the early redemption could potentially double a holders' return on the preferred shares. As a result, an asset was recorded in connection with this early redemption option in November 2003 in the amount of $18.8 million which represented the fair value of the option upon the issuance of the preferred shares as determined by an independent valuation professional. This derivative is adjusted to fair value at the end of each reporting period with any change in fair value being reflected in earnings for the period. As of March 31, 2004 and December 31, 2003, the fair value of this option was $34.4 million and $21.7 million, respectively.

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

During the three months ended March 31, 2004, the Company paid $2,866 in cash dividends on the Series B Preferred Stock.

During the three months ended March 31, 2004, holders of 60 shares of Series B Preferred Stock exercised their conversion option and were granted 4,411 shares of Alamosa Holdings common stock valued at $4.34 per share at the time of conversion.

11.    INCOME TAXES

The income tax benefit in 2003 represented the anticipated recognition of the Company's deductible net operating loss carry forwards. This benefit was being recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from acquisitions closed in 2001. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during 2003 as the deferred tax asset was expected to exceed the deferred tax liabilities. The establishment of this valuation allowance in the three months ended March 31,

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

2003 resulted in an effective tax rate of 16 percent. For the three months ended March 31, 2004, the expected tax benefit related to net operating losses generated was fully offset by an increase in the valuation allowance. The effective tax rate for the three months ended March 31, 2004 is negative 2.6 percent, due to fact that the Company has estimated that it will have an alternative minimum tax ("AMT") liability for the year ending December 31, 2004.

12.    HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 133, "Accounting for Derivatives and Hedging Activities" in its accounting for derivative financial instruments and hedging activities. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings.

As of December 31, 2003, the Company had recorded $1,275 in "other noncurrent liabilities" related to the fair value of derivative instruments used for hedging purposes, including $856 representing derivative instruments that qualified for hedge accounting under SFAS No. 133. These instruments were settled for cash in January 2004 in connection with the termination of the Senior Secured Credit Facility. During the three month period ended March 31, 2004, the Company recognized losses of $6 (net of income tax benefit of $3) in other comprehensive income related to the change in fair value of these derivative instruments from January 1, 2004 through the settlement of the instruments. The balance of other comprehensive income related to these derivative instruments was recognized in the first quarter of 2004 when the derivatives were terminated. The net other comprehensive loss balance of $536 is included in the loss on debt extinguishment recorded in the consolidated statement of operations for the three months ended March 31, 2004.

During the three month period ended March 31, 2003, the Company recognized a gain of $188 (net of income tax benefit of $115) in other comprehensive income related to the change in fair values of derivative instruments.

Total comprehensive loss for the three months ended March 31, 2004 and 2003 is illustrated below:

	Three months ended March 31
	2004	2003
	(unaudited)	(unaudited)
Net loss	$(12,548)	$(30,531)
Change in fair values of derivative instruments, net of income tax expense of $0 and $115, respectively	—	188
Comprehensive loss	$(12,548)	$(30,343)

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

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

In 2003, the Company executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was set at $7.70 per average subscriber per month through December 31, 2006 and will be recorded in costs of services and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee will be calculated as 5% of Sprint PCS' most recently reported cost per gross addition and is applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee will be recorded in selling and marketing expenses in the consolidated statement of operations. In March 2004 the Company exercised its rights under a most favored nations clause in the Sprint agreements to implement the terms of an agreement entered into between Sprint and another PCS Affiliate of Sprint. As a result, the Company entered into new amendments that increased the per-activation fee to 6.3% of Sprint PCS' most recently reported cost per gross addition and decreased the price to the Company on purchases of handsets and accessories. Additionally, the March 2004 amendments increased the reciprocal roaming rate for 3G services from $0.0014 per Kb to $0.0020 per Kb and extended the fixed reciprocal rates for voice and 3G data roaming through December 31, 2006.

In addition to the new fees, the amendments changed the methodology used for settling cash received from subscribers. Historically, actual weekly cash receipts were passed through to the Company by Sprint based on a calculation of an estimate of the portion of that cash related to the Company's activity. Under the new methodology, the Company receives its portion of billed revenue (net of an 8% affiliation fee) less actual written off accounts in the month subsequent to billing regardless of when Sprint collects the cash from the subscriber. The provisions of the amendments became effective on December 1, 2003 and the Company has the right to evaluate subsequent amendments to the affiliation agreements of other similarly situated PCS Affiliates of Sprint and adopt the provisions of those amendments if the Company elects to do so.

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	Three months ended March 31
	2004	2003
Cost of service and operations	$62,638	$52,568
Cost of products sold	19,783	12,844
Selling and marketing	10,394	12,909
Total	$92,815	$78,321

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

14.    COMMITMENTS AND CONTINGENCIES

Litigation — On January 23, 2001, the Company's board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and COO of the Company. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the Chairman of the Company, David E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination. In the litigation, Mr. Brantley claimed, among other things, that the Company's termination of his employment was without cause under his employment agreement rather than a termination for non-performance. As such, Mr. Brantley's claim sought money damages for (i) severance pay equal to one year's salary at the time of his termination, (ii) the value of certain unexercised stock options he owned at the time of his termination, (iii) an allegedly unpaid bonus and (iv) exemplary damages, as well as recovery of attorneys' fees and costs. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. A panel of three arbitrators was selected. Mr. Brantley's claims against the Company and David Sharbutt, including claims asserted in the Lubbock County lawsuit and in the arbitration, were resolved pursuant to a settlement agreement dated February 6, 2004. The settlement does not materially impact the Company's consolidated financial statements or our operations.

In November and December 2003 and January 2004, multiple lawsuits were filed against Alamosa Holdings and David E. Sharbutt, the Company's Chairman and Chief Executive Officer as well as Kendall W. Cowan, the Company's Chief Financial officer. Steven Richardson, the Company's Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. The cases allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Additionally, certain of the suits allege violations of Sections 11, 12(a) and 15 of the Securities Act and seek rescission or rescissory damages in connection with Alamosa Holdings' November 2001 common stock offering. The suits allege, among other things, that Alamosa Holdings' filings with the SEC and press releases issued during the relevant period were false and misleading because they failed to disclose and/or misrepresented that Alamosa Holdings allegedly (i) was increasing its subscriber base by relaxing credit standards for new customers, (ii) had been experiencing high involuntary disconnections from high credit risk customers that allegedly produced tens of millions of dollars of impaired receivables on its financial statements, and (iii) had experienced lower subscription growth due to tightened credit standards that required credit-challenged customers to pay deposits upon the initiation of services. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. In March 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action. The lead plaintiff has until May 18, 2004 to file a consolidated complaint. The Company believes that the defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the defendants' favor and an adverse resolution could adversely affect the Company's financial condition.

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

15.    EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2004, the EITF issued Abstract No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when and if, it declares dividends on its common stock. The Abstract also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and will be adopted by the Company in the second quarter of 2004. The Series B redeemable convertible preferred stock issued by the Company in November 2003 has participation features that will require the Company to apply the two-class method of calculating earnings per share. The adoption of this Abstract will have the effect of diluting basic earnings per share in periods of net income and will not impact earnings per share in periods when the Company reports a net loss.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q regarding our financial position and liquidity may be deemed to be forward-looking statements. These forward-looking statements include:

•	forecasts of population growth in our territory;

•	statements regarding our anticipated revenues, expense levels, liquidity, capital resources and operating losses; and

•	statements regarding expectations or projections about markets in our territories.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further disclosed in our annual report on Form 10-K for the year ended December 31, 2003 under the sections "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	our dependence on our affiliation with Sprint;

•	the ability of Sprint to alter the terms of our affiliation agreements with it, including fees paid or charged to us and other program requirements;

•	our anticipation of future losses;

•	our dependence on back office services, such as billing and customer care, provided by Sprint PCS;

•	inaccuracies in financial information provided by Sprint;

•	potential fluctuations in our operating results;

•	our ability to predict future customer growth, as well as other key operating metrics;

•	changes or advances in technology;

•	the ability to leverage third generation products and services;

•	competition in the industry and markets in which we operate;

•	subscriber credit quality;

•	our ability to attract and retain skilled personnel;

•	our potential need for additional capital or the need for refinancing existing indebtedness;

•	our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

•	our inability to predict the outcomes of potentially material litigation;

•	the potential impact of wireless local number portability, or WLNP;

•	changes in government regulation;

•	future acquisitions;

•	general economic and business conditions; and

•	effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

Definitions of Operating Metrics

We discuss the following operating metrics relating to our business in this section:

•	ARPU, or average monthly revenue per user, is a measure used to determine the monthly subscriber revenue earned for subscribers based in our territory. This measure is calculated by dividing subscriber revenues in our consolidated statement of operations by our average daily subscribers during the period divided by the number of months in the period.

•	Average monthly churn is used to measure the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of our average daily subscriber base during the period divided by the number of months during the period.

•	Licensed POPs represent the number of residents (usually expressed in millions) in our territory in which we have an exclusive right to provide wireless mobility communications services under the Sprint brand name. The number of residents located in our territory does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

•	Covered POPs represent the number of residents (usually expressed in millions) covered by our portion of the PCS network of Sprint in our territory. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

General

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At March 31, 2004, we had total licensed POPs of over 15.8 million, covered POPs of approximately 12.1 million and total subscribers of approximately 773,000.

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

As part of our affiliation agreements with Sprint, we have contracted with Sprint to receive back office services such as customer activation, handset logistics, billing, customer care and network monitoring services. We initially elected to delegate the performance of these services to Sprint to take advantage of their economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. We continue to contract with Sprint for these services today and are obligated to continue using Sprint to provide these services through December 31, 2006. The cost for these services is primarily on a per-subscriber or per-transaction basis and is recorded as an operating expense.

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

Allowance for doubtful accounts — Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy, a percentage of our accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables as well as historical changes in our credit policies. We also look at current trends in the credit quality of our customer base.

Revenue recognition — We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. In the past, we deferred this activation fee in all cases and recorded the activation fee revenue over the estimated average life of our customers which ranges from 12 to 36 months depending on credit class and based on our past experience. Effective July 1, 2003, we adopted the accounting provisions of Emerging Issues Task Force ("EITF") Abstract No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Accordingly, beginning July 1, 2003, we allocate amounts charged to customers at the point of sale between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that we directly control. Activation fees charged in transactions outside of our directly controlled distribution channels continue to be deferred and amortized over the average life of the subscriber base.

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

Accounting for goodwill and intangible assets — In connection with our acquisitions of Roberts, WOW and Southwest PCS in the first quarter of 2001, we recorded certain intangible assets including both identifiable intangibles and goodwill. Identifiable intangibles consisted of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset was amortized on a straight line basis over the estimated life of the acquired subscribers or approximately 3 years. The subscriber base intangible asset is fully amortized as of March 31, 2004.

We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, we had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142, the amortization of goodwill was discontinued. In connection with our annual impairment testing related to goodwill as of July 31, 2002, we determined that goodwill was impaired and recorded an impairment charge in the third quarter of 2002 to reduce the carrying value of goodwill to zero.

Long-lived asset recovery — Long-lived assets, consisting primarily of property, equipment and finite-lived intangibles, comprised approximately 76 percent of our total assets at March 31, 2004. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. The impairment of goodwill recorded in 2002 and the trends in the wireless telecommunications industry that drove our decision to launch a debt exchange offer in September 2003 were deemed to be "triggering events" requiring impairment testing of our other long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests was assumed to be ten years. No impairment was indicated as a result of these tests. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Consolidated Results of Operations (dollars in thousands)

For the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003

Subscriber growth and key performance indicators — We had total subscribers of approximately 773,000 at March 31, 2004 compared to approximately 653,000 at March 31, 2003. This growth of approximately 120,000 subscribers or 18 percent year over year compares to 19 percent growth from March 31, 2002 to March 31, 2003.

Average monthly churn for the first quarter of 2004 was approximately 2.4 percent compared to approximately 3.0 percent for the first quarter of 2003. This level of churn in the first quarter of 2004 was slightly less than that in the fourth quarter of 2003 when we experienced average monthly churn of 2.5 percent. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers.

Service Revenues — Service revenues consist of revenues from our subscribers and roaming revenue earned when subscribers from other carriers roam onto our portion of the PCS network of Sprint. Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing.

Subscriber revenues were $124,746 for the quarter ended March 31, 2004 compared to $104,024 for the quarter ended March 31, 2003. This increase of 20 percent was primarily due to the 20 percent increase in our subscriber base discussed above. Base ARPU (which does not include roaming revenue) increased slightly in the first quarter of 2004 to $56 compared to $55 in the first quarter of 2003.

Roaming revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory that roam onto our portion of the PCS network of Sprint. We have a reciprocal roaming rate arrangement with Sprint where per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate was 5.8 cents per minute for both the first quarter of 2003 and the first quarter of 2004. The November 2003 amendments to our affiliation agreements with Sprint (as amended in March 2004) that became effective on December 1, 2003 after the completion of our debt exchange, fixed our reciprocal roaming rate with Sprint at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that other Sprint subscribers roam onto our network at a higher rate than our subscribers roam onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.12 to 1 for the three months ended March 31, 2004 and we expect this margin to trend close to 1 to 1 over time. The toll rate for long distance charges associated with Sprint roaming is expected to decline gradually from its current rate of approximately 1.5 to 2 cents per minute. We have also experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint, which traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers. We had approximately 496 million minutes of inbound roaming traffic in the first quarter of 2004 compared to approximately 340 million minutes of inbound roaming traffic in the first quarter of 2003. The increase in minutes accounted for the 36 percent overall increase in roaming revenue to $43,153 in the first quarter of 2004 from $31,790 in the first quarter of 2003.

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

Product sales revenue for the first quarter of 2004 was $8,791 compared to $5,294 for the first quarter of 2003. Cost of products sold for the first quarter of 2004 was $19,783 compared to $12,844 for the first quarter of 2003. As such, the subsidy on handsets sold through our retail and local indirect channels was $10,992 in the first quarter of 2004 and $7,550 in the first quarter of 2003. On a per activation basis (excluding handsets sold to existing subscribers), the subsidy was approximately $130 per activation in the first quarter of 2004 and approximately $114 per activation in the first quarter of 2003. The increase in subsidy per activation of $16 per activation in the first quarter of 2004 compared to the first quarter of 2003 was due to increased promotional efforts in terms of rebates on handsets and equipment offered in response to competition in the marketplace.

Cost of service and operations (excluding non-cash compensation) — Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $86,216 in the first quarter of 2004 were approximately 9 percent higher than the $79,317 incurred in the first quarter of 2003. The increase in expenses in the first quarter of 2004 was due to the increased volume of traffic carried on our network in the first quarter of 2004 compared to the first quarter of 2003. Total minutes of use on our network were 2.0 billion minutes in the first quarter of 2004 compared to 1.3 billion minutes in the first quarter of 2003 for an increase in traffic of 54 percent. The increase in costs was less than the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses (excluding non-cash compensation) — Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $30,993 in the first quarter of 2004 were 10 percent higher than the $28,146 incurred in the first quarter of 2003. The increase experienced during 2004 is attributable to an increase in variable costs due to the fact that we had more gross activations in the first quarter of 2004 than in the first quarter of 2003.

General and administrative expenses (excluding non-cash compensation) — General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $5,717 in the first quarter of 2004 were 56 percent higher than the $3,665 incurred in the first quarter of 2003. The increase in 2004 of $2,052 has been the result of increased professional fees being driven by various efforts undertaken in preparing for the reporting requirements under the Sarbanes-Oxley Act of 2002, additional legal fees incurred in defense of class action lawsuits brought late in 2003 and additional personnel costs.

Depreciation and amortization — Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $17,929 in the first quarter of 2004, which was 6 percent higher than the $16,865 recorded in the first quarter of 2003. The increase in 2004 is due to the increase in depreciable costs as a result of our capital expenditures in the last nine months of 2003 and the first three months of 2004.

Amortization expense relates to intangible assets recorded in connection with the acquisitions closed in 2001. We recorded two identifiable intangibles in connection with each of the acquisitions, consisting of values assigned to the agreements with Sprint and the customer base acquired. Amortization expense of $9,404 in the first quarter of 2004 was 6 percent less than the $10,017 in the first quarter of 2003 as the intangible asset related to the subscriber base acquired became fully amortized in the first quarter of 2004.

Impairment of property and equipment — We recorded impairments of property and equipment in the first quarter of 2004 of $306 compared to $360 in the first quarter of 2003. Impairments recorded in both periods primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

Non-cash compensation — Non-cash compensation expense of $20 and $40 in the first quarter of 2004 and the first quarter of 2003, respectively relates to shares of restricted stock that were awarded to our officers in 2002. Certain of our officers received a total of 800,000 shares of restricted stock in 2002 at a discount to market price that will vest over a three-year period. Compensation expense related to the difference between the market price of the stock and the price the officers paid for the stock will be recognized over the vesting period during which the restrictions lapse. Additionally, in the first quarter of 2004 we recorded non-cash compensation of $6 related to 9,000 shares of common stock granted to directors as compensation for their directorship. The compensation expense recorded related to these shares was based on the fair market value of common stock on the date of each grant.

Operating income (loss) — Our operating income for the first quarter of 2004 was $6,265 compared to a loss of $10,147 for the first quarter of 2003, representing an improvement of $16,412. The improvement in operating income is primarily attributable to the leverage we are experiencing in spreading our fixed costs over a larger base of subscribers.

Loss on debt extinguishment — The loss on debt extinguishment of $13,101 recorded in the first quarter of 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Gain on derivative instrument — The Series B Redeemable Convertible Preferred Stock that was issued in November 2003 contains an early call option which allows us to repurchase the preferred stock at a premium beginning in the fourth year after the shares were issued. Based on the provision of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," the derivative instrument related to this early call option has been separated from the value of the preferred stock and recorded separately in our consolidated balance sheet. Changes in the fair value of this option are reflected in earnings each period. The gain of $12,672 for the first quarter of 2004 represents the increase in the fair value of this option during the quarter.

Interest and other income — Interest and other income represents amounts earned on the investment of excess cash including restricted cash. Income of $168 in the first quarter of 2004 was 56 percent less than the $385 earned in the first quarter of 2003. The decrease in interest earned is due to the decrease in restricted cash of approximately $10 million from the first quarter of 2003 to the first quarter of 2004 coupled with a decrease in the yield on invested funds due to declining interest rates in the market.

Interest expense — Interest expense for the first quarter of 2004 and 2003 included non-cash interest of $6,273 and $9,653, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The decrease in total interest expense to $18,235 in the first quarter of 2004 from $26,537 in the first quarter of 2003 is due to the decreased level of debt after the debt exchange completed in November 2003 coupled by a lower interest rate on senior notes issued in November 2003 and January 2004.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of organizational costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with the acquisitions completed in the first quarter of 2001, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired particularly due to the intangible assets recorded in connection with the acquisitions.

The reversal of the timing differences which gave rise to these deferred tax liabilities will allow us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the second quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. During the first quarter of 2004, we recorded a 100 percent valuation allowance against all current net operating losses generated for tax purposes and recorded $317 in current income tax expense related to our expected alternative minimum tax ("AMT") liability for 2004.

Cash Flows

Operating activities — Operating cash flows increased $16,075 in the first quarter of 2004 compared to the first quarter of 2003. This increase is primarily due to our increased income before non-cash items of $16,712 coupled with working capital changes of $(637).

Investing activities — Our investing cash flows were negative $23,874 in the first quarter of 2004 compared to positive $14,446 in the first quarter of 2003. The decrease of $38,320 is due primarily to two items. First, our cash capital expenditures for the first quarter of 2004 were $13,841 higher than that in the first quarter of 2003 due to the payment of obligations incurred in the fourth quarter of 2003. Secondly, the first quarter of 2003 included a decrease in restricted cash of $24,804 which is reflected as a positive cash flow from investing activities in that quarter. Restricted cash only decreased by $1 in the first quarter of 2004.

Financing activities — Our financing cash flows increased in the first quarter of 2004 to a positive $39,663 from a negative $84 in the first quarter of 2003. Our financing cash flows in the first quarter of 2003 primarily consisted of repayments on capital leases reduced by proceeds for shares issued to employees in connection with our employee stock purchase plan. In the first quarter of 2004, we received net proceeds from an offering of senior notes of approximately $242 million which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. We paid cash dividends on preferred stock in the first quarter of 2004 of $2,866 and received proceeds from issuances of stock of $727.

Liquidity and Capital Resources

Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While we have incurred significant net losses since inception and negative cash flows from operating activities through 2002, we generated approximately $55 million and $20 million of cash flows from operating activities for the year ended December 31, 2003 and the three months ended March 31, 2004, respectively. In November 2003, we completed a debt exchange that provided for approximately $238 million of principal debt reduction.

As of March 31, 2004, we had $136 million of cash on hand which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend is attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we did experience improvement in subscriber growth in the first quarter of 2004, we are currently experiencing net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If the trend of slowing net subscriber growth does not continue to improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

We may experience a higher average monthly churn rate. Our average monthly churn for the first quarter of 2004 was 2.4 percent compared to 2.7 percent for 2003 and 3.4 percent for 2002. The rate of churn experienced in 2002 was the highest that we have experienced on an annual basis since the inception of the Company. We expect that in the near term churn may increase as a result of the implementation of the FCC's WLNP mandate in all of our markets during the second quarter of 2004. Through the first quarter of 2004, we have not experienced a material impact to churn related to WLNP with respect to the markets in which we operate that became subject to the mandate in November 2003. The remainder of our markets will become subject to the mandate in May 2004 at the latest. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

Recently Issued Accounting Pronouncements

In April 2004, the EITF issued Abstract No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when and if, it declares dividends on its common stock. The Abstract also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and will be adopted by us in the second quarter of 2004. The Series B redeemable convertible preferred stock issued by Alamosa Holdings in November 2003 has participation features that will require us to apply the two-class method of calculating earnings per share. The adoption of this Abstract will have the effect of diluting basic earnings per share in periods of net income and will not impact earnings per share in periods when we report a net loss.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

We have been subject to some interest rate risk on our senior secured borrowings and could be subject to interest rate risk on any future floating rate financing.

General hedging policies — We have entered into interest rate swap and collar agreements to manage our exposure to interest rate changes in the past. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and through legal review of contracts. We also control exposure to market risk by regularly monitoring changes in interest rate positions under normal and stress conditions to ensure that they do not exceed established limits. Our derivative transactions are used for hedging purposes only and comply with Board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

Interest rate risk management — Our interest rate risk management program focuses on minimizing exposure to interest rate movements by setting an optimal mixture of floating and fixed-rate debt. We utilize interest rate swaps and collars to adjust our risk profile relative to any floating rate debt. We have no floating rate debt outstanding at March 31, 2004.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, capital leases and the credit facility financing based on our projected level of long-term indebtedness:

	Years Ending December 31,
	2004	2005	2006	2007	2008	Thereafter
	(Dollars In Millions)
Fixed Rate Instruments
12 7/8% senior discount notes (2)	$6	$6	$6	$6	$6	$—
Fixed interest rate	12.875%	12.875%	12.875%	12.875%	12.875%	12.875%
Principal payments	—	—	—	—	—	6
12% senior discount notes (2)	$218	$233	$233	$233	$233	$—
Fixed interest rate	12.000%	12.000%	12.000%	12.000%	12.000%	12.000%
Principal payments	—	—	—	—	—	233
12½% senior notes	12	12	12	12	12	—
Fixed interest rate	12.500%	12.500%	12.500%	12.500%	12.500%	12.500%
Principal payments	—	—	—	—	—	12
13 5/8% senior notes	2	2	2	2	2	—
Fixed interest rate	13.625%	13.625%	13.625%	13.625%	13.625%	13.625%
Principal payments	—	—	—	—	—	2
11% senior notes	251	251	251	251	251	—
Fixed interest rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Principal payments	—	—	—	—	—	251
8½% senior notes	250	250	250	250	250	—
Fixed interest rate	8.500%	8.500%	8.500%	8.500%	8.500%	8.500%
Principal payments	—	—	—	—	—	250
Capital leases Total minimum lease payments (1)	$1.208	$1.038	$0.888	$0.744	$0.599	$—
Average Interest Rate	12.000%	12.000%	12.000%	12.000%	12.000%	12.000%
Annual lease payments	0.596	0.170	0.150	0.144	0.145	0.599

(1)	These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.
(2)	Interest will accrete on the 12 7/8% senior discount notes through February 2005 and on the 12% senior discount notes through July 31, 2005 at which time the notes will begin to require cash payments of interest.

Our primary market risk exposure relates to:

•	the interest rate risk on long-term and short-term borrowings;

•	our ability to refinance our senior discount notes at maturity at market rates; and

•	the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

As a condition to the senior secured credit facility, we were required to maintain one or more interest rate protection agreements in an amount equal to a portion of the total debt under the credit facility. As of March 31, 2004, we had terminated all interest rate protection agreements. We do not hold or issue financial or derivative financial instruments for trading or speculative purposes. While we cannot predict our ability to refinance existing debt or the impact that interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(3) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report, based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report is provided semi-annually to us.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 23, 2001, our board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and COO of the Company. On April 29, 2002, Mr. Brantley initiated litigation against us and our Chairman, David E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination. In the litigation, Mr. Brantley claimed, among other things, that our termination of his employment was without cause under his employment agreement rather than a termination for non-performance. As such, Mr. Brantley's claim sought money damages for (i) severance pay equal to one year's salary at the time of his termination, (ii) the value of certain unexercised stock options he owned at the time of his termination, (iii) an allegedly unpaid bonus and (iv) exemplary damages, as well as recovery of attorneys' fees and costs. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. A panel of three arbitrators was selected. Mr. Brantley's claims against us and David Sharbutt, including claims asserted in the Lubbock County lawsuit and in the arbitration, were resolved pursuant to a settlement agreement dated February 6, 2004. The settlement does not materially impact our consolidated financial statements or our operations.

In November and December 2003 and January 2004, multiple lawsuits were filed against us and David E. Sharbutt, our Chairman and Chief Executive Officer as well as Kendall W. Cowan, our Chief Financial officer. Steven Richardson, our Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. The cases allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Additionally, certain of the suits allege violations of Sections 11, 12(a) and 15 of the Securities Act and seek rescission or rescissory damages in connection with Alamosa Holdings' November 2001 common stock offering. The suits allege, among other things, that our filings with the SEC and press releases issued during the relevant period were false and misleading because they failed to disclose and/or misrepresented that we allegedly (i) were increasing our subscriber base by relaxing credit standards for new customers, (ii) had been experiencing high involuntary disconnections from high credit risk customers that allegedly produced tens of millions of dollars of impaired receivables on our financial statements, and (iii) had experienced lower subscription growth due to tightened credit standards that required credit-challenged customers to pay deposits upon the initiation of services. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. In March 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action. The lead plaintiff has until May 18, 2004 to file a consolidated complaint. We believe that the defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in our favor and an adverse resolution could adversely affect our financial condition.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	See the Exhibit Index following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K:

(b)	The following sets forth the current reports on Form 8-K that have been filed during the quarterly period for which this report is filed:

Current Report on Form 8-K filed on January 5, 2004 (Items 5 and 7).

Current Report on Form 8-K filed on January 5, 2004 (Items 5, 7 and 9).

Current Report on Form 8-K filed on January 16, 2004 (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALAMOSA HOLDINGS, INC. (Registrant)
May 5, 2004	/s/ David E. Sharbutt
Date	David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
May 5, 2004	/s/ Kendall W. Cowan
Date	Kendall W. Cowan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Alamosa Holdings, Inc., filed as Exhibit 1.1 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.
3.2	Amended and Restated Bylaws of Alamosa Holdings, Inc., filed as Exhibit 1.2 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock, filed as Exhibit 3.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
4.1	Indenture for 8½% Senior Notes due 2012, dated as of January 20, 2004, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.26 to Form 10-K of Alamosa Holdings, Inc. for the year period ended December 31, 2003 which exhibit is incorporated herein by reference.
4.2	Form of Global Note relating to the 8½% Senior Notes due 2012, filed as Exhibit 4.27 to Form 10-K of Alamosa Holdings, Inc. for the year period ended December 31, 2003 which exhibit is incorporated herein by reference.
4.3	Registration Rights Agreement, dated as of January 20, 2004, by and among Alamosa (Delaware), Inc., the Guarantors listed on the signature pages thereto, UBS Securities LLC, Bear, Stearns & Co. Inc. and Lehman Brothers Inc., relating to the 8½% Senior Notes due 2012, filed as Exhibit 4.28 to Form 10-K of Alamosa Holdings, Inc. for the year period ended December 31, 2003 which exhibit is incorporated herein by reference.
10.1†	Amendment No. 1 to Amended and Restated Employment Agreement dated as of March 8, 2004, by and between Alamosa Holdings, Inc. and David E. Sharbutt, filed as Exhibit 10.57 to the Registration Statement on Form S-4, dated April 19, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.2†	Amendment No. 1 to Amended and Restated Employment Agreement dated as of March 8, 2004, by and between Alamosa Holdings, Inc. and Kendall Cowan, filed as Exhibit 10.58 to the Registration Statement on Form S-4, dated April 19, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

Exhibit Number	Exhibit Title
10.3†	Amendment No. 1 to Amended and Restated Employment Agreement dated as of March 8, 2004, by and between Alamosa Holdings, Inc. and Anthony Sabatino, filed as Exhibit 10.59 to the Registration Statement on Form S-4, dated April 19, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.4†	Amendment No. 1 to Amended and Restated Employment Agreement dated as of March 8, 2004, by and between Alamosa Holdings, Inc. and Loyd I. Rinehart, filed as Exhibit 10.60 to the Registration Statement on Form S-4, dated April 19, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.5	Addendum VII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.61 to the Registration Statement on Form S-4, dated April 19, 2004 (Registration No. 333-114592), of Alamsoa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.6	Addendum XI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit 10.62 to the Registration Statement on Form S-4, dated April 19, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.7	Addendum VI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P., filed as Exhibit 10.63 to the Registration Statement on Form S-4, dated April 19, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.8	Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communciations Company L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.64 to the Registration Statement on Form S-4, dated April 19, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.9	Addendum XI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004 by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.65 to the Registration Statement on Form S-4, dated April 19, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Exhibit is a management contract.
*	Exhibit is filed herewith.