Form 10-Q
period 2004-06-30
ALAMOSA HOLDINGS INC
filed 2004-08-06
CIK 1120102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

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

YES                NO

As of August 4, 2004, 112,664,093 shares of common stock, $0.01 par value per share, were issued and outstanding.

ALAMOSA HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALAMOSA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(dollars in thousands, except share information)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$105,568	$99,644
Restricted cash	—	1
Short term investments	50,119	—
Customer accounts receivable, net	44,022	28,034
Receivable from Sprint	15,424	22,947
Inventory	7,292	7,309
Prepaid expenses and other assets	10,264	9,763
Deferred customer acquisition costs	7,259	8,060
Deferred tax asset	4,572	4,572
Total current assets	244,520	180,330
Property and equipment, net	427,196	434,840
Debt issuance costs, net	9,409	14,366
Early redemption option on preferred stock	22,437	21,687
Intangible assets, net	431,392	448,354
Other noncurrent assets	5,060	6,393
Total assets	$1,140,014	$1,105,970
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,833	$33,247
Accrued expenses	39,739	37,325
Payable to Sprint	21,511	26,616
Interest payable	21,726	5,353
Deferred revenue	23,107	22,742
Current installments of capital leases	223	481
Total current liabilities	129,139	125,764
Long term liabilities:
Capital lease obligations	807	812
Other noncurrent liabilities	6,460	8,693
Deferred tax liability	15,963	15,966
Senior secured debt	—	200,000
Senior notes	726,427	464,424
Total long term liabilities	749,657	689,895
Total liabilities	878,796	815,659
Commitments and contingencies (see Note 15)	—	—
Redeemable convertible preferred stock:
Series B preferred stock, $.01 par value, 750,000 shares authorized; 484,585 and 679,495 shares issued and outstanding, respectively	163,031	228,606
Series C preferred stock, $.01 par value; 500,000 shares authorized; no shares issued	—	—
Total redeemable convertible preferred stock	163,031	228,606
Stockholders' equity:
Preferred stock, $.01 par value; 8,750,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 290,000,000 shares authorized, 112,605,519 and 95,401,557 shares issued and outstanding, respectively	1,126	954
Additional paid-in capital	860,100	800,992
Accumulated deficit	(762,820)	(739,566)
Unearned compensation	(219)	(145)
Accumulated other comprehensive loss, net of tax	—	(530)
Total stockholders' equity	98,187	61,705
Total liabilities and stockholders' equity	$1,140,014	$1,105,970

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(dollars in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues:
Subscriber revenues	$133,569	$114,550	$258,315	$218,574
Roaming and wholesale revenues	51,705	35,040	94,858	66,830
Service revenues	185,274	149,590	353,173	285,404
Product sales	8,055	5,804	16,846	11,098
Total revenue	193,329	155,394	370,019	296,502
Costs and expenses:
Cost of service and operations (excluding non-cash compensation of $2 and $4 for the three months ended June 30, 2004 and 2003, respectively, and $4 and $8 for the six months ended June 30, 2004 and 2003, respectively)	91,062	80,282	177,278	159,599
Cost of products sold	16,379	12,399	36,162	25,243
Selling and marketing (excluding non-cash compensation of $2 and $4 for the three months ended June 30, 2004 and 2003, respectively and $4 and $8 for the six months ended June 30, 2004 and 2003, respectively)	31,839	26,584	62,832	54,730
General and administrative expenses (excluding non-cash compensation of $21 and $191 for the three months ended June 30, 2004 and 2003, respectively, and $43 and $224 for the six months ended June 30, 2004 and 2003, respectively)	5,706	5,918	11,423	9,583
Depreciation and amortization	25,523	27,419	52,907	54,301
Impairment of property and equipment	2,604	34	2,910	394
Non-cash compensation	25	199	51	240
Total costs and expenses	173,138	152,835	343,563	304,090
Income (loss) from operations	20,191	2,559	26,456	(7,588)
Loss on debt extinguishment	—	—	(13,101)	—
Gain (loss) on derivative instrument	(11,926)	—	746	—
Interest and other income	221	249	389	634
Interest expense	(18,952)	(25,951)	(37,187)	(52,488)
Loss before income taxes	(10,466)	(23,143)	(22,697)	(59,442)
Income tax (expense) benefit	(240)	4,480	(557)	10,248
Net loss	(10,706)	(18,663)	(23,254)	(49,194)
Preferred stock dividend	(2,576)	—	(5,796)	—
Preferred stock conversion premium	(6,441)	—	(6,441)	—
Net loss attributable to common stockholders	$(19,723)	$(18,663)	$(35,491)	$(49,194)
Net loss per common share, basic and diluted	$(0.19)	$(0.20)	$(0.36)	$(0.53)
Weighted average common shares outstanding, basic and diluted	101,885,776	93,747,117	98,688,272	93,626,690

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(23,254)	$(49,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash compensation	51	240
Non-cash interest expense (benefit) on derivative instruments	6	(261)
Non-cash accretion of asset retirement obligations	91	—
Non-cash gain on derivative instruments	(746)	—
Provision for bad debts	4,114	10,000
Depreciation and amortization of property and equipment	35,945	34,268
Amortization of intangible assets	16,962	20,033
Amortization of financing costs included in interest expense	488	2,237
Amortization of discounted interest	—	198
Loss on debt extinguishment	13,101	—
Deferred tax benefit	—	(10,248)
Interest accreted on discount notes	12,056	17,377
Impairment of property and equipment	2,910	394
(Increase) decrease in:
Receivables	(12,579)	(1,543)
Inventory	17	1,989
Prepaid expenses and other assets	1,633	(1,378)
Increase (decrease) in:
Accounts payable and accrued expenses	10,891	(4,608)
Net cash provided by operating activities	61,686	19,504
Cash flows from investing activities:
Proceeds from sale of assets	380	2,454
Purchases of property and equipment	(42,636)	(19,196)
Change in restricted cash	1	24,977
Change in short term investments	(50,119)	—
Net cash provided by (used in) investing activities	(92,374)	8,235
Cash flows from financing activities:
Proceeds from issuance of senior notes	250,000	—
Repayments of borrowings under senior secured debt	(200,000)	—
Debt issuance costs	(8,100)	—
Preferred stock dividends	(6,053)	—
Preferred stock conversion premium	(116)	—
Stock options exercised	719	—
Shares issued to employee stock purchase plan	492	127
Payments on capital leases	(330)	(699)
Net cash provided by (used in) financing activities	36,612	(572)
Net increase in cash and cash equivalents	5,924	27,167
Cash and cash equivalents at beginning of period	99,644	61,737
Cash and cash equivalents at end of period	$105,568	$88,904
Supplemental disclosure of non-cash financing and investing activities:
Conversion of preferred stock	$65,626	$—
Preferred stock issued in debt exchange	51	—
Asset retirement obligations capitalized	75	—
Capitalized lease obligations incurred	67	73
Change in accounts payable for purchases of property and equipment	(11,186)	(6,790)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheet at June 30, 2004, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003, the unaudited consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2003. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders for each period by the weighted-average outstanding number of common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Common stock equivalents excluded from diluted net loss per share calculations consisted of options to purchase 9,972,684 and 8,440,710 shares of common stock at June 30, 2004 and 2003, respectively. Also excluded from diluted net loss per share calculations for all periods presented is the impact of the Series B redeemable convertible preferred stock outstanding during the period as the inclusion of the impact of the conversion of this preferred stock would be antidilutive. The number of shares of Series B redeemable convertible preferred stock outstanding was 484,585 at June 30, 2004. No shares were outstanding at June 30, 2003 as these shares were issued in November 2003.

In addition, 800,000 shares of restricted stock that were collectively awarded in October and December of 2002 have been excluded from the weighted-average outstanding number of common shares for the three months and six months ended June 30, 2003 and 400,000 shares of this restricted stock have been excluded from the weighted-average outstanding number of common shares for the three months and six months ended June 30, 2004. These shares are included in the weighted-average outstanding number of common shares as the restrictions lapse.

Certain reclassifications have been made to prior period balances to conform to current period presentation. Changes in restricted cash have been reclassified from cash flows from financing activities to cash flows from investing activities for all periods presented.

2.	ORGANIZATION AND BUSINESS OPERATIONS

Alamosa Holdings, Inc. ("Alamosa Holdings") is a PCS Affiliate of Sprint with the exclusive right to provide wireless personal communications service under the Sprint brand name in a territory encompassing approximately 15.8 million residents. Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States. Alamosa (Delaware), Inc. ("Alamosa (Delaware)"), a subsidiary of Alamosa Holdings, was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS LLC's ("Alamosa LLC") membership interests, and Alamosa LLC became wholly owned by Alamosa (Delaware). Alamosa Holdings and its subsidiaries are collectively referred to in these consolidated financial statements as the "Company," "we," "us" or "our."

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

While the Company has incurred substantial net losses since inception and negative cash flows from operating activities through 2002, the Company generated approximately $55 million and $62 million of cash flows from operating activities for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. In November 2003, the Company completed a debt exchange that provided for approximately $238 million of principal debt reduction.

As of June 30, 2004, the Company had $106 million in cash and cash equivalents as well as $50 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the three months and six months ended June 30, 2004 or 2003, as all options granted by the Company had an exercise price equal to or

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

greater than the market value of the underlying common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the three month and six month periods ended June 30, 2004 and 2003 relate to the vesting of shares of restricted stock awarded to officers and shares of stock awarded to directors and are not related to the granting of stock options. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net loss – as reported	$(10,706)	$(18,663)	$(23,254)	$(49,194)
Add: stock-based employee compensation included in reported net loss, net of related tax	25	199	51	240
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,595)	(2,116)	(2,780)	(3,588)
Net loss – pro forma	(12,276)	(20,580)	(25,983)	(52,542)
Preferred stock dividend	(2,576)	—	(5,796)	—
Preferred stock conversion premium	(6,441)	—	(6,441)	—
Net loss attributable to common stockholders – pro forma	$(21,293)	$(20,580)	$(38,220)	$(52,542)
Net loss per share – as reported Basic and diluted	$(0.19)	$(0.20)	$(0.36)	$(0.53)
Net loss per share – pro forma Basic and diluted	$(0.21)	$(0.22)	$(0.39)	$(0.56)

5.	SHORT TERM INVESTMENTS

During the first six months of 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. In connection with this amendment, the Company established a short term investment account in the second quarter of 2004 to invest excess liquidity and improve earnings on this excess liquidity. All investments are classified as held-to-maturity, mature in less than one year and consist primarily of short term corporate debt securities with a Moody's rating of Aa3 or higher or a Standard & Poor's rating of AA- or higher. The fair value of the Company's held-to-maturity investments approximates carrying value due to the short term nature of these investments.

6.	ACCOUNTS RECEIVABLE

Customer accounts receivable – Customer accounts receivable represents amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $5.9 million and $6.0 million at June 30, 2004 and December 31, 2003, respectively.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Receivable from Sprint – Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	June 30, 2004	December 31, 2003
Net roaming receivable	$12,590	$13,071
Accrued service revenue	2,686	2,584
Service fee refund	—	6,418
Other amounts due from Sprint	148	874
	$15,424	$22,947

Net roaming receivable includes net travel revenue due from Sprint relative to PCS subscribers based outside of the Company's licensed territory who utilize the Company's portion of the PCS network of Sprint. The net roaming revenue receivable is net of amounts owed to Sprint relative to the Company's subscribers who utilize the PCS network of Sprint outside of the Company's licensed territory. In addition, net roaming receivable also includes amounts due from Sprint, which have been collected from other PCS providers for their customers' usage of the Company's portion of the PCS network of Sprint.

Accrued service revenue represents the Company's estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

Service fee refund due from Sprint at December 31, 2003 related to a refund of fees paid to Sprint for services such as billing and customer care. Under the previous agreements with Sprint, these fees were determined at the beginning of each year based on estimated costs and were adjusted based on actual costs incurred by Sprint in providing the respective services. This process changed effective December 1, 2003 under the new agreements with Sprint as discussed in Note 14.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $212.8 million and $188.1 million at June 30, 2004 and December 31, 2003, respectively.

8.	ASSET RETIREMENT OBLIGATIONS

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

An initial asset retirement obligation of $1,213 was recorded and classified in other non-current liabilities and a corresponding increase in property and equipment of $1,213 was recorded in the third quarter of 2003 relating to obligations that existed upon the adoption of SFAS No. 143. The Company incurred additional asset retirement obligations during the year ended December 31, 2003 and the six months ended June 30, 2004 of $35 and $75, respectively, related to new leases entered into. Included in costs of services and operations in the Company's statement of operations for the year ended December 31, 2003 is a charge of $402 related to the cumulative accretion of the asset retirement obligations as of the adoption of SFAS No. 143 as well as an additional $163 in accretion recorded for the year ended December 31, 2003. Included in depreciation and amortization expenses in the Company's statement of operations for the year ended December 31, 2003 is a charge of $364 related to the cumulative depreciation of the related assets recorded at the time of the adoption of SFAS No. 143 as well as an additional $123 in depreciation recorded for the year ended December 31, 2003. For the six months ended June 30, 2004, the Company recorded $91 in accretion of asset retirement obligations and $63 in depreciation of the related assets. For purposes of determining the asset retirement obligations, the Company has assigned a 100% probability of enforcement to the remediation obligations and has assumed an average settlement period of 20 years.

9.	INTANGIBLE ASSETS

In connection with acquisitions completed during 2001, the Company allocated portions of the respective purchase prices to identifiable intangible assets consisting of (i) the value of the Sprint agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies.

The value assigned to the Sprint agreements is being amortized using the straight-line method over the remaining original terms of the agreements that were in place at the time of acquisition or approximately 17.6 years. The value assigned to the subscriber bases acquired was being amortized using the straight-line method over the estimated life of the acquired subscribers, or approximately three years and became fully amortized during 2004.

Intangible assets consist of:

	June 30, 2004	December 31, 2003
Sprint affiliate and other agreements	$532,200	$532,200
Accumulated amortization	(100,808)	(85,692)
Subtotal	431,392	446,508
Subscriber base acquired	29,500	29,500
Accumulated amortization	(29,500)	(27,654)
Subtotal	—	1,846
Intangible assets, net	$431,392	$448,354

Amortization expense relative to intangible assets was $16,962 and $20,033 for the six months ended
June 30, 2004 and 2003, respectively.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year ended December 31,
2004	$32,079
2005	30,234
2006	30,234
2007	30,234
2008	30,234
Thereafter	295,339
$448,354

10.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
Senior Notes:
12 7/8% Senior Discount Notes, net of discount	$5,915	$5,556
12% Senior Discount Notes, net of discount	205,692	193,995
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,475
11% Senior Notes	250,895	250,798
8½% Senior Notes	250,000	—
Total Senior Notes	726,427	464,424
Senior Secured Credit Facility	—	200,000
Total Debt	726,427	664,424
Less current maturities	—	—
Long term debt, excluding current maturities	$726,427	$664,424

SENIOR NOTES

12 7/8% Senior Discount Notes – The 12 7/8% Senior Discount Notes were issued in February 2000, mature February 15, 2010, carry a coupon rate of 12 7/8% and provide for interest deferral through February 15, 2005. The 12 7/8% Senior Discount Notes will accrete to their $6,389 face amount by February 8, 2005, after which, interest will be paid in cash semiannually.

12% Senior Discount Notes – The 12% Senior Discount Notes were issued in November 2003, mature July 31, 2009, carry a coupon rate of 12% and provide for interest deferral through July 31, 2005. The 12% Senior Discount Notes will accrete to their $233 million face amount by July 31, 2005, after which, interest will be paid in cash semiannually.

12½% Senior Notes – The 12½% Senior Notes were issued in January 2001, mature February 1, 2011 and carry a coupon rate of 12½%, payable semiannually on February 1 and August 1.

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

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

13 5/8% Senior Notes – The 13 5/8% Senior Notes were issued in August 2001, mature August 15, 2011 and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15. Approximately $39.1 million of the proceeds of the 13 5/8% Senior Notes were used by Alamosa (Delaware) to establish a security account to secure on a pro rata basis the payment obligations under all of the Company's unsecured borrowings. As of December 31, 2003, all of the escrowed proceeds had been used in connection with payment of cash interest.

11% Senior Notes – The 11% Senior Notes were issued in November 2003, mature July 31, 2010 and carry a coupon rate of 11%, payable semiannually on January 31 and July 31.

8½% Senior Notes – The 8½% Senior Notes were issued in January 2004, mature January 31, 2012 and carry a coupon rate of 8½% payable semiannually on January 31 and July 31. The proceeds of these notes were used to permanently repay the Company's senior secured credit facility in January 2004 as discussed below and for general corporate purposes.

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

The weighted average interest rate on the outstanding borrowings under this facility at December 31, 2003 was 4.69%. Alamosa Holdings, LLC was also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The Company entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility, as discussed in Note 13.

At December 31, 2003, Alamosa Holdings, LLC had drawn $200 million under the term portion of the Senior Secured Credit Facility. In connection with the issuance of the 8½% Senior Notes discussed above, a portion of the proceeds from that issuance was used to permanently repay the advances outstanding under the Senior Secured Credit Facility and the facility was terminated in January 2004.

11.	REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK

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

In accordance with the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," this option to redeem outstanding preferred shares for cash represents a derivative instrument that must be bifurcated and accounted for separately as the early redemption could potentially double a holders' return on the preferred shares. As a result, an asset was recorded in connection with this early redemption option in November 2003 in the amount of $18.8 million which represented the fair value of the option upon the issuance of the preferred shares as determined by an independent valuation professional. This derivative is adjusted to fair value at the end of each reporting period with any change in fair value being reflected in earnings for the period. As of June 30, 2004 and December 31, 2003, the fair value of this option was $22.4 million and $21.7 million, respectively.

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

During the six months ended June 30, 2004, the Company paid $6,053 in cash dividends on the Series B Preferred Stock.

On May 14, 2004, the Company completed a private exchange transaction with a holder of the 13 5/8% Senior Notes. Pursuant to the transaction, the holder delivered to the Company an aggregate of $150 principal amount of the 13 5/8% Senior Notes in exchange for a newly issued $97 in principal amount of the 11% Senior Notes and 150 shares of Series B Preferred Stock. The transaction was retroactively effective as of the debt exchange in November 2003.

During the six months ended June 30, 2004, holders of 195,060 shares of Series B Preferred Stock exercised their conversion option or exchanged shares of Series B Preferred Stock with the Company and were granted 15,212,953 shares of Alamosa Holdings common stock in the aggregate valued at $4.58 per share at the time of conversion or exchange. In connection with the conversions or exchanges during the six months ended June 30, 2004, the Company paid premiums to certain holders of 193,000 shares of preferred stock in connection with private exchange transactions to induce such conversions. Cash premiums totaled $116 and premiums in the form of additional shares of common stock amounted to 870,310 shares valued at $6,325.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

12.	INCOME TAXES

The Company's effective income tax rate is based on annual income (loss), statutory tax rates, tax planning opportunities, expected future taxable income, and expected reversals of taxable temporary differences. The annual rate is then applied to the Company's quarterly operating results. The income tax benefit in 2003 is recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from acquisitions completed in 2001. In addition, the Company establishes a valuation allowance for the deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during 2003 as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance in the six months ended June 30, 2003 resulted in an effective tax rate of 17 percent. For the six months ended June 30, 2004, the expected tax benefit related to net operating losses generated was fully offset by an increase in the valuation allowance. The effective tax rate for the six months ended June 30, 2004 is negative 2.4 percent, due to the fact that the Company has estimated that it will have a current alternative minimum tax ("AMT") liability for the year ending December 31, 2004.

13.	HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

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

As of December 31, 2003, the Company had recorded $1,275 in "other noncurrent liabilities" related to the fair value of derivative instruments used for hedging purposes, including $856 representing derivative instruments that qualified for hedge accounting under SFAS No. 133. These instruments were settled for cash in January 2004 in connection with the termination of the Senior Secured Credit Facility. During the six month period ended June 30, 2004, the Company recognized losses of $6 (net of income tax benefit of $3) in other comprehensive income related to the change in fair value of these derivative instruments from January 1, 2004 through the settlement of the instruments. The balance of other comprehensive income related to these derivative instruments was recognized in the first quarter of 2004 when the derivatives were terminated. The net other comprehensive loss balance of $536 is included in the loss on debt extinguishment recorded in the consolidated statement of operations for the six months ended June 30, 2004.

During the six month period ended June 30, 2003, the Company recognized a gain of $481 (net of income tax expense of $195) in other comprehensive income related to the change in fair values of derivative instruments.

Total comprehensive loss for the three months and six months ended June 30, 2004 and 2003 is illustrated below:

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net loss	$(10,706)	$(18,663)	$(23,254)	$(49,194)
Change in fair values of derivative instruments, net of income tax expense (benefit) of $0, $80, $0 and $195, respectively	—	293	—	481
Comprehensive loss	$(10,706)	$(18,370)	$(23,254)	$(48,713)

14.	SPRINT AGREEMENTS

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

In 2003, the Company executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was set at $7.70 per average subscriber per month through December 31, 2006 and will be recorded in costs of services and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee was initially calculated as a percentage of certain of Sprint PCS' selling and marketing expenses and was to be applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee will be recorded in selling and marketing expenses in the consolidated statement of operations. In March 2004, the Company exercised its rights under a most favored nations clause in the Sprint agreements to implement the terms of an agreement entered into between Sprint and another PCS Affiliate of Sprint. As a result, the Company entered into new amendments that increased the per-activation fee and decreased the price to the Company on purchases of handsets and accessories. Additionally, the March 2004 amendments increased the reciprocal roaming rate for 3G services from $0.0014 per Kb to $0.0020 per Kb and extended the fixed reciprocal rates for voice and 3G data roaming through December 31, 2006. In June 2004, the Company further amended its agreements with Sprint to (1) reduce the combined service bureau fee from $7.70 to $7.00 per average subscriber per month and (2) change the per-activation fee from a percentage of certain of Sprint PCS' selling and marketing expenses to a fixed rate of $23.00 per activation.

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

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Cost of service and other operations	$66,509	$56,146	$129,146	$108,714
Cost of products sold	16,379	12,399	36,162	25,243
Selling and marketing	10,815	12,047	21,209	24,956
Total	$93,703	$80,592	$186,517	$158,913

In connection with the billing services provided to the Company by Sprint, the Company relies on Sprint to provide information as to monthly billing activity relative to all subscriber revenues. In addition, Sprint provides the information utilized for the settlement of all roaming revenue.

The Company relies upon Sprint as a service provider to provide accurate information for the settlement of revenue and expense items. The Company makes estimates used in connection with the preparation of financial statements based on the financial and statistical information provided by Sprint. The Company assesses the accuracy of this information through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint in connection with the services provided to the Company by Sprint could have a material effect on the Company's financial position, results of operation or cash flows.

15.	COMMITMENTS AND CONTINGENCIES

Litigation – On January 23, 2001, the Company's board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and COO of the Company. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the Chairman of the Company, David E. Sharbutt, in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination. In the litigation, Mr. Brantley claimed, among other things, that the Company's termination of his employment was without cause under his employment agreement rather than a termination for non-performance. As such, Mr. Brantley's claim sought money damages for (i) severance pay equal to one year's salary at the time of his termination, (ii) the value of certain unexercised stock options he owned at the time of his termination, (iii) an allegedly unpaid bonus and (iv) exemplary damages, as well as recovery of attorneys' fees and costs. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. A panel of three arbitrators was selected. Mr. Brantley's claims against the Company and David Sharbutt, including claims asserted in the Lubbock County lawsuit and in the arbitration, were resolved pursuant to a settlement agreement dated February 6, 2004. The settlement does not materially impact the Company's consolidated financial statements or our operations.

In November and December 2003 and January 2004, multiple lawsuits were filed against the Company and David E. Sharbutt, its Chairman and Chief Executive Officer as well as Kendall W. Cowan, its Chief Financial officer. Steven Richardson, the Company's Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

District of Texas, Lubbock Division. On March 4, 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action.

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint names three of the original defendants (the Company, David Sharbutt and Kendall Cowan), drops one of the original defendants (Steven Richardson) and names two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remains the same. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint seeks recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' insider trading proceeds. At the end of the putative class period on June 13, 2002, the Company announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleges, among other things, that the Company made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleges that the Company's financial statements were false and misleading because the Company improperly recognized revenue and failed to record adequate allowances for uncollectible receivables. The defendants' motion to dismiss the consolidated complaint was filed on July 26, 2004.

The Company believes that the defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the Company's favor and an adverse resolution could adversely affect the Company's financial condition.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of the Company against certain of its officers and directors: David E. Sharbutt, the Company's Chairman and Chief Executive Officer, Kendall W. Cowan, the Company's Chief Financial Officer, as well as other current and former members of the Company's board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr. Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name the Company as a nominal defendant. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

On November 26, 2003, Core Group PC filed a claim against Alamosa PCS and four other PCS Affiliates of Sprint in the United States District Court for the District of Kansas alleging copyright infringement related to the designs used in Sprint retail stores. The complainant sought money damages and an injunction against Alamosa PCS' continued use of the alleged copyrighted designs. This claim was dismissed on June 4, 2004 with no adverse impact to the Company.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

16.	EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2004, the EITF issued Abstract No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when and if, it declares dividends on its common stock. The Abstract also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and was adopted by the Company in the second quarter of 2004. The Series B redeemable convertible preferred stock issued by the Company in November 2003 has participation features that requires the Company to apply the two-class method of calculating earnings per share. The adoption of this Abstract will have the effect of diluting basic earnings per share in periods of net income and will not impact earnings per share in periods when the Company reports a net loss.

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

General

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At June 30, 2004, we had total licensed POPs of over 15.8 million, covered POPs of approximately 12.1 million and total subscribers of approximately 813,000.

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

Allowance for doubtful accounts – Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy, a percentage of our accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables as well as historical changes in our credit policies. We also look at current trends in the credit quality of our customer base.

Revenue recognition – We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. In the past, we deferred this activation fee in all cases and recorded the activation fee revenue over the estimated average life of our customers which ranges from 12 to 36 months depending on credit class and based on our past experience. Effective July 1, 2003, we adopted the accounting provisions of Emerging Issues Task Force ("EITF") Abstract No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Accordingly, beginning July 1, 2003, we allocate amounts charged to customers at the point of sale between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that we directly control. Activation fees charged in transactions outside of our directly controlled distribution channels continue to be deferred and amortized over the average life of the subscriber base.

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

Accounting for goodwill and intangible assets – In connection with our acquisitions of Roberts, WOW and Southwest PCS in the first quarter of 2001, we recorded certain intangible assets including both identifiable intangibles and goodwill. Identifiable intangibles consisted of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset was amortized on a straight line basis over the estimated life of the acquired subscribers or approximately 3 years. The subscriber base intangible asset became fully amortized in the first quarter of 2004.

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

Long-lived asset recovery – Long-lived assets, consisting primarily of property, equipment and finite-lived intangibles, comprised approximately 76 percent of our total assets at June 30, 2004. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. The impairment of goodwill recorded in 2002 and the trends in the wireless telecommunications industry that drove our decision to launch a debt exchange offer in September 2003 were deemed to be "triggering events" requiring impairment testing of our other long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests was assumed to be ten years. No impairment was indicated as a result of these tests. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

Income taxes – We utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

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

Reliance on the timeliness and accuracy of data received from Sprint – We place significant reliance on Sprint as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint. We make significant estimates in terms of cash flows, revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from

Sprint. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint could have a material adverse effect on our results of operations and cash flow.

Consolidated Results of Operations (dollars in thousands)

For the three and six month periods ended June 30, 2004 compared to the three and six month periods ended June 30, 2003

Subscriber growth and key performance indicators – We had total subscribers of approximately 813,000 at June 30, 2004 compared to approximately 677,000 at June 30, 2003. This growth of approximately 136,000 subscribers or 20 percent year over year compares to 19 percent growth from June 30, 2002 to June 30, 2003.

Average monthly churn for the second quarter of 2004 was approximately 2.1 percent compared to approximately 2.5 percent for the second quarter of 2003. This level of churn in the second quarter of 2004 was slightly less than that in the first quarter of 2004 when we experienced average monthly churn of 2.4 percent. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers.

Service Revenues – Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $133,569 for the quarter ended June 30, 2004 compared to $114,550 for the quarter ended June 30, 2003. This increase of 17 percent was primarily due to the 20 percent increase in our subscriber base discussed above. Subscriber revenues were $258,315 for the six months ended June 30, 2004 compared to $218,574 for the six months ended June 20, 2003. This increase of 18 percent was also primarily due to the increase in the subscriber base discussed above. Base ARPU (which does not include roaming revenue) decreased slightly in the second quarter of 2004 to $56 compared to $57 in the second quarter of 2003. Base ARPU in the first six months of 2004 was $56 which was consistent with base ARPU of $56 in the first six months of 2003.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory that roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming revenue was $45,774 for the quarter ended June 30, 2004 compared to $34,259 for the quarter ended June 30, 2003. This increase of 34 percent was primarily due to a 40 percent increase in inbound roaming minutes to 553 million for the quarter ended June 30, 2004 compared to 395 million for the quarter ended June 30, 2003. Roaming revenue was $86,412 for the six months ended June 30, 2004 compared to $65,396 for the six months ended June 30, 2003. This increase of 32 percent was primarily due to a 43 percent increase in inbound roaming minutes to 1,050 million for the six months ended June 30, 2004 compared to 735 million for the six months ended June 30, 2003. The percentage increase in revenue in both the three and six month periods ended June 30, 2004 was less than the respective percentage increases in minutes due to declining rates from carriers other than Sprint. We have a reciprocal roaming rate arrangement with Sprint where per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate has been 5.8 cents per minute since January 1, 2003. The November 2003 amendments to our affiliation agreements with Sprint (as amended in March 2004) that became effective on December 1, 2003 after the completion of our debt exchange, fixed our reciprocal roaming rate with Sprint at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that other Sprint subscribers roam onto our network at a higher rate than our subscribers roam onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.13 to 1 for the six months ended June 30, 2004 and we expect this margin to trend close to 1 to 1 over time. The toll rate for long distance charges associated with Sprint roaming is expected to decline gradually from its current rate of between approximately 1.5 and 2 cents per minute. We have experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and has declined in some cases during 2004 compared to 2003.

Wholesale revenue was $5,931 for the quarter ended June 30, 2004 compared to $781 for the quarter ended June 30, 2003. This increase of 659 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis meaning all minutes of use for those subscribers in their home areas are on the PCS network of Sprint. Wholesale revenue was $8,446 for the six months ended June 30, 2004 compared to $1,434 for the six months ended June 30, 2003. This increase of 489 percent was also due to the addition of wholesale subscribers discussed above.

Product sales and cost of products sold – We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and cost of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we may receive a credit from Sprint, which is less than the amount we originally paid for the handset.

Product sales revenue for the second quarter of 2004 was $8,055 compared to $5,804 for the second quarter of 2003. Cost of products sold for the second quarter of 2004 was $16,379 compared to $12,399 for the second quarter of 2003. As such, the subsidy on handsets sold through our retail and local indirect channels was $8,324 in the second quarter of 2004 and $6,595 in the second quarter of 2003. Product sales revenue for the first six months of 2004 was $16,846 compared to $11,098 for the first six months of 2003. Cost of products sold for the first six months of 2004 was $36,162 compared to $25,243 for the first six months of 2003. As such, the subsidy on handsets sold through our retail and local indirect channels was $19,316 in the first six months of 2004 and $14,145 in the first six months of 2003. The increase in subsidies of $1,729 and $5,171 in the three and six months ended June 30, 2004, respectively is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 14,000 and 27,000, respectively. In addition to the increase in the number of activations, we also experienced an increase in subsidies through the retail and indirect channels relating to existing subscribers upgrading their handsets in 2004.

Cost of service and operations (excluding non-cash compensation) – Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $91,062 in the second quarter of 2004 were approximately 13 percent higher than the $80,282 incurred in the second quarter of 2003. Expenses of $177,278 in the first six months of 2004 were approximately 11 percent higher than the $159,599 incurred in the first six months of 2003. The increase in expenses in the second quarter and first six months of 2004 was due to the increased volume of traffic carried on our network. Total minutes of use on our network were 2.2 billion minutes in the second quarter of 2004 compared to 1.5 billion minutes in the second quarter of 2003 for an increase in traffic of 47 percent. Total minutes of use on our network were 4.2 billion minutes in the first six months of 2004 compared to 2.8 billion minutes in the first six months of 2003 for an increase in traffic of 50 percent.

The increase in costs was less than the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses (excluding non-cash compensation) – Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $31,839 in the second quarter of 2004 were 20 percent higher than the $26,584 incurred in the second quarter of 2003. Total selling and marketing expenses of $62,832 in the first six months of 2004 were 15 percent higher than the $54,730 incurred in the first six months of 2003. The increase experienced during the three months and six months ended June 30, 2004 is attributable to an increase in variable costs due to the fact that we had more gross activations in the second quarter and first six months of 2004 than in the second quarter and first six months of 2003.

General and administrative expenses (excluding non-cash compensation) – General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $5,706 in the second quarter of 2004 were 4 percent less than the $5,918 incurred in the second quarter of 2003. General and administrative expenses of $11,423 in the first six months of 2004 were 19 percent higher than the $9,583 incurred in the first six months of 2003. General and administrative expenses include corporate costs and expenses such as administration and finance. The increase in the first six months of 2004 has been the result of increased professional fees being driven by various efforts undertaken in preparing for the reporting requirements under the Sarbanes-Oxley Act of 2002, additional legal fees incurred in defense of class action lawsuits brought late in 2003 and additional personnel costs.

Depreciation and amortization – Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $17,965 in the second quarter of 2004, which was 3 percent less than the $17,403 recorded in the second quarter of 2003. Depreciation totaled $35,945 in the first six months of 2004 which was 5 percent higher than the $34,268 recorded in the first six months of 2003. The increase in the first six months of 2004 is due to the increase in depreciable costs as a result of our capital expenditures in the last six months of 2003 and the first six months of 2004. The slight decrease in the second quarter of 2004 compared to the second quarter of 2003 was due to a significant amount of asset disposals related to the replacement of certain obsolete equipment as discussed below.

Amortization expense relates to intangible assets recorded in connection with the acquisitions closed in 2001. We recorded two identifiable intangibles in connection with each of the acquisitions, consisting of values assigned to the agreements with Sprint and the customer base acquired. Amortization expense of $7,558 in the second quarter of 2004 was 25 percent less than the $10,016 in the second quarter of 2003. Amortization expense of $16,962 in the first six months of 2004 was 15 percent less than the $20,033 in the first six months of 2003. The decrease in both the second quarter and first six months of 2004 is due to the fact that the intangible asset related to the subscriber base acquired became fully amortized in the first quarter of 2004.

Impairment of property and equipment – We recorded impairments of property and equipment in the second quarter and first six months of 2004 of $2,604 and $2,910, respectively, compared to $34 and $394, in the second quarter and first six months of 2003. Impairments recorded in both periods primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

Non-cash compensation – Non-cash compensation expense of $25 in the second quarter of 2004 was 87 percent less than the $199 in the second quarter of 2003. The 2003 expense includes $161 in compensation to directors in the form of the issuance of 105,000 unrestricted shares of our common stock. The remaining expense for 2003 and the entire expense for 2004 relates to the vesting of restricted stock that had been awarded to certain of our officers and directors.

Non-cash compensation expense of $51 in the first six months of 2004 was 79 percent less than the $240 in the first six months of 2003. The 2004 expense includes $6 in compensation to directors in the form of the issuance of 9,000 unrestricted shares of our common stock. The 2003 expense includes $161 in compensation to directors in the form of the issuance of 105,000 unrestricted shares of our common stock. The remaining expense for the first six months of 2004 and 2003 relates to the vesting of restricted stock that had been awarded to certain of our officers and directors.

Operating income (loss) – Our operating income for the second quarter of 2004 was $20,191 compared to $2,559 for the second quarter of 2003, representing an improvement of $17,632. Our operating income for the first six months of 2004 was $26,456 compared to a loss of $7,588 for the first six months of 2003, representing an improvement of $34,044. The improvement in operating income is primarily attributable to the leverage we are experiencing in spreading our fixed costs over a larger base of subscribers.

Loss on debt extinguishment – The loss on debt extinguishment of $13,101 recorded in the first six months of 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Gain (loss) on derivative instrument – The Series B Redeemable Convertible Preferred Stock that was issued in November 2003 contains an early call option which allows us to repurchase the preferred stock at a premium beginning in the fourth year after the shares were issued. Based on the provision of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," the derivative instrument related to this early call option has been separated from the value of the preferred stock and recorded separately in our consolidated balance sheet. Changes in the fair value of this option are reflected in earnings each period. The loss in the second quarter of 2004 of $11,926 was primarily driven by the conversion of 195,000 shares of preferred stock during the second quarter. The gain of $746 for the first six months of 2004 represents the net increase in the fair value of this option after consideration of the conversion of 195,060 shares of preferred stock during the first six months of 2004.

Interest and other income – Interest and other income represents amounts earned on the investment of excess cash including restricted cash. Income of $221 in the second quarter of 2004 was 11 percent less than the $249 earned in the second quarter of 2003. Income of $389 in the first six months of 2004 was 39 percent less than the $634 earned in the first six months of 2003. The decrease in interest earned in the second quarter is primarily due to declining interest rates in the market. The decrease in interest earned in the first six months is also due to declining rates in the market as well as the decrease in restricted cash of approximately $10 million during the first quarter of 2003.

Interest expense – Interest expense for the second quarter of 2004 and 2003 included non-cash interest of $6,278 and $8,825, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The decrease in total interest expense to $18,952 in the second quarter of 2004 from $25,951 in the second quarter of 2003 is due to the decreased level of debt after the debt exchange completed in November 2003 coupled with a lower interest rate on senior notes issued in November 2003 and January 2004.

Interest expense for the first six months of 2004 and 2003 included non-cash interest of $12,550 and $19,551, respectively. The decrease in total interest expense to $37,187 in the first six months of 2004 from $52,488 in the first six months of 2003 is also due to the decreased level of debt after the debt exchange completed in November 2003 coupled with a lower interest rate on senior notes issued in November 2003 and January 2004.

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

The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the second quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. During the second quarter of 2004, we recorded a 100 percent valuation allowance against all current net operating losses generated for tax purposes and recorded $240 in current income tax expense related to our expected alternative minimum tax ("AMT") liability for 2004. The current income tax expense related to our expected AMT liability recorded in the first six months of 2004 was $557.

Cash Flows

Operating activities – Operating cash flows increased $42,182 in the first six months of 2004 compared to the first six months of 2003. This increase is primarily due to our increased income before non-cash items of $36,680 coupled with working capital changes of $5,502.

Investing activities – Our investing cash flows were negative $92,374 in the first six months of 2004 compared to positive $8,235 in the first six months of 2003. The decrease of $100,609 is due primarily to three items. First, our cash capital expenditures for the first six months of 2004 were $23,440 higher than that in the first six months of 2003 due to the payment of obligations incurred in the fourth quarter of 2003. Secondly, the first six months of 2004 included a decrease in restricted cash of $24,977 which is reflected as a positive cash flow from investing activities in that quarter. Restricted cash only decreased by $1 in the first six months of 2004. Additionally, in the first six months of 2004, we established a short term investment account in an effort to improve yields on excess liquidity. The amount invested in the first six months of 2004 was $50,119.

Financing activities – Our financing cash flows increased in the first six months of 2004 to a positive $36,612 from a negative $572 in the first six months of 2003. Our financing cash flows in the first six months of 2003 primarily consisted of repayments on capital leases reduced by proceeds for shares issued to employees in connection with our employee stock purchase plan. In the first quarter of 2004, we received net proceeds from an offering of senior notes of approximately $242 million which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. We paid cash dividends on preferred stock in the first six months of 2004 of $6,053 and received proceeds from issuances of stock to our employee stock purchase plan as well as exercises of stock options totaling $1,211.

Liquidity and Capital Resources

Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While we have incurred significant net losses since inception and negative cash flows from operating activities through 2002, we generated approximately $55 million and $62 million of cash flows from operating activities for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. In November 2003, we completed a debt exchange that provided for approximately $238 million of principal debt reduction.

As of June 30, 2004, we had $106 million of cash on hand as well as $50 million in short term investments which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

Our future liquidity will be dependent on a number of factors influencing our projections of operating cash flows, including those related to subscriber growth, ARPU, average monthly churn and cost per gross addition. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may or may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our ability to achieve our intended business objectives.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend is attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we did experience improvement in subscriber growth in the second quarter and first six months of 2004, we are currently experiencing net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If net subscriber growth does not continue to improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

We may experience a higher average monthly churn rate. Our average monthly churn for the second quarter of 2004 was 2.1 percent compared to 2.7 percent for the year ended December 31, 2003 and 3.4 percent for the year ended December 31, 2002. The rate of churn experienced in 2002 was the highest that we have experienced on an annual basis since the inception of the Company. We expect that in the near term churn may increase as a result of the implementation of the FCC's WLNP mandate in all of our markets during the second quarter of 2004. Through the second quarter of 2004, we have not experienced a material impact to churn related to WLNP with respect to the markets in which we operate. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

Recently Issued Accounting Pronouncements

In April 2004, the EITF issued Abstract No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when and if, it declares dividends on its common stock. The Abstract also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and was adopted by us in the second quarter of 2004. The Series B redeemable convertible preferred stock issued by Alamosa Holdings in November 2003 has participation features that requires us to apply the two-class method of calculating earnings per share. The adoption of this Abstract will have the effect of diluting basic earnings per share in periods of net income and will not impact earnings per share in periods when we report a net loss.

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

General hedging policies – We have entered into interest rate swap and collar agreements to manage our exposure to interest rate changes in the past. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and through legal review of contracts. We also control exposure to market risk by regularly monitoring changes in interest rate positions under normal and stress conditions to ensure that they do not exceed established limits. Our derivative transactions are used for hedging purposes only and comply with Board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

Interest rate risk management – Our interest rate risk management program focuses on minimizing exposure to interest rate movements by setting an optimal mixture of floating and fixed-rate debt. We utilize interest rate swaps and collars to adjust our risk profile relative to any floating rate debt. We have no floating rate debt outstanding at June 30, 2004.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, senior notes and capital leases based on our projected level of long-term indebtedness:

	Years Ending December 31,
	2004	2005	2006	2007	2008	Thereafter
	(Dollars In Millions)
Fixed Rate Instruments
12 7/8% senior discount notes (2)	$6	$6	$6	$6	$6	$—
Fixed interest rate	12.875%	12.875%	12.875%	12.875%	12.875%	12.875%
Principal payments	—	—	—	—	—	6
12% senior discount notes (2)	$218	$233	$233	$233	$233	$—
Fixed interest rate	12.000%	12.000%	12.000%	12.000%	12.000%	12.000%
Principal payments	—	—	—	—	—	233
12½% senior notes	12	12	12	12	12	—
Fixed interest rate	12.500%	12.500%	12.500%	12.500%	12.500%	12.500%
Principal payments	—	—	—	—	—	12
13 5/8% senior notes	2	2	2	2	2	—
Fixed interest rate	13.625%	13.625%	13.625%	13.625%	13.625%	13.625%
Principal payments	—	—	—	—	—	2
11% senior notes	251	251	251	251	251	—
Fixed interest rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Principal payments	—	—	—	—	—	251
8½% senior notes	250	250	250	250	250	—
Fixed interest rate	8.500%	8.500%	8.500%	8.500%	8.500%	8.500%
Principal payments	—	—	—	—	—	250
Capital leases Total minimum lease payments (1)	$1.208	$1.038	$0.888	$0.744	$0.599	$—
Average Interest Rate	12.000%	12.000%	12.000%	12.000%	12.000%	12.000%
Annual lease payments	0.596	0.170	0.150	0.144	0.145	0.599

(1)	These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

(2)	Interest will accrete on the 12 7/8% senior discount notes through February 2005 and on the 12% senior discount notes through July 31, 2005 at which time the notes will begin to require cash payments of interest.

Our primary market risk exposure relates to:

•	the interest rate risk on long-term and short-term borrowings;

•	our ability to refinance our senior discount notes and senior notes at maturity at market rates; and

•	the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

As a condition to the senior secured credit facility, we were required to maintain one or more interest rate protection agreements in an amount equal to a portion of the total debt under the credit facility. As of June 30, 2004, we had terminated all interest rate protection agreements. We do not hold or issue financial or derivative financial instruments for trading or speculative purposes. While we cannot predict our ability to refinance existing debt or the impact that interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report, based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

PART II – OTHER INFORMATION

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

In November and December 2003 and January 2004, multiple lawsuits were filed against us and David E. Sharbutt, our Chairman and Chief Executive Officer as well as Kendall W. Cowan, our Chief Financial officer. Steven Richardson, our Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. On March 4, 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action.

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint names three of the original defendants (the Company, David Sharbutt and Kendall Cowan), drops one of the original defendants (Steven Richardson) and names two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remains the same. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint seeks recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' insider trading proceeds. At the end of the putative class period on June 13, 2002, we announced that our projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleges, among other things, that we made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleges that our financial statements were false and misleading because we improperly recognized revenue and failed to record adequate allowances for uncollectible receivables. Our motion to dismiss the consolidated complaint was filed on July 26, 2004.

We believe that the defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in our favor and an adverse resolution could adversely affect our financial condition.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of us against certain of our officers and directors: David E. Sharbutt, our Chairman and Chief Executive Officer, Kendall W. Cowan, our Chief Financial Officer, as well as other current and former members of our board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr. Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name us as a nominal defendant. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

On November 26, 2003, Core Group PC filed a claim against Alamosa PCS and four other PCS Affiliates of Sprint in the United States District Court for the District of Kansas alleging copyright infringement related to the designs used in Sprint retail stores. The complainant sought money damages and an injunction against Alamosa PCS' continued use of the alleged copyrighted designs. This claim was dismissed on June 4, 2004 with no adverse impact to us.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 14, 2004, we completed a private exchange transaction with a holder of the 13 5/8% Senior Notes. Pursuant to the transaction, the holder delivered to us an aggregate of $150,000 principal amount of the 13 5/8% Senior Notes in exchange for a newly issued $97,000 in principal amount of the 11% Senior Notes and 150 shares of Series B Preferred Stock. The transaction was retroactively effective as of the debt exchange in November 2003. The newly issued securities were issued in reliance on Section 3(a)(9) of the Securities Act. Each share of Series B Preferred Stock is convertible at the holder's option and at any time into shares of Alamosa Holdings common stock. The Series B Preferred Stock is convertible at $3.40 per share.

On June 1, 2004, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 100,000 shares of Series B Preferred Stock in exchange for 7,811,000 newly issued shares of Alamosa Holdings common stock. On June 9, 2004, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 50,000 shares of Series B Preferred Stock in exchange for 3,905,500 newly issued shares of Alamosa Holdings common stock. On June 14, 2004, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 40,000 shares of Series B Preferred Stock in exchange for 3,124,400 newly issued shares of Alamosa Holdings common stock. On June 18, 2004, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 3,000 shares of Series B Preferred Stock in exchange for 220,588 newly issued shares of Alamosa Holdings common stock and approximately $116,000 in cash. The common stock issued in each of these transactions was issued in reliance on Section 3(a)(9) of the Securities Act.

In addition, during the three months and six months ended June 30, 2004, an aggregate of 2,000 and 2,060 shares, respectively, of Series B Preferred Stock were tendered for conversion pursuant to the terms thereof in exchange for 147,054 and 151,465 shares, respectively of Alamosa Holdings common stock. The shares of common stock issued upon conversion of Series B Preferred Stock were issued in transactions exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereunder.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on June 2, 2004 the stockholders voted on:

1)	the election of three directors for a term of three years expiring in 2007 and until their successors are duly elected and qualified:

	Common stock shareholders		Preferred stock shareholders
	For	Withheld	For	Withheld
Ray M. Clapp, Jr.	86,241,390	306,850	557,091	2,797
John F. Otto, Jr.	86,327,867	220,373	557,091	2,797
Jimmy R. White	86,402,938	145,302	557,091	2,797

2)	a proposal to approve an amendment and restatement of the Company's Amended and Restated Employee Stock Purchase Plan to authorize for issuance an additional 200,000 shares of Common Stock:

Common stock shareholders
For	Against	Abstain	Broker Non-Votes
59,774,146	1,524,717	27,022	25,222,355

Preferred stock shareholders
For	Against	Abstain	Broker Non-Votes
217,239	16,757	-0-	325,892

3)	a proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2004:

Common stock shareholders
For	Against	Abstain	Broker Non-Votes
86,502,846	40,757	4,637	-0-

Preferred stock shareholders
For	Against	Abstain	Broker Non-Votes
557,966	1,922	-0-	-0-

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	See the Exhibit Index following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K:

(b)	The following sets forth the current reports on Form 8-K that have been filed during the quarterly period for which this report is filed:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALAMOSA HOLDINGS, INC. (Registrant)
/s/ David E. Sharbutt David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ Kendall W. Cowan Kendall W. Cowan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Alamosa Holdings, Inc., filed as Exhibit 1.1 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.
3.2	Amended and Restated Bylaws of Alamosa Holdings, Inc., filed as Exhibit 1.2 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock, filed as Exhibit 3.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
10.1+	Second Amended and Restated Alamosa Holdings, Inc. Employee Stock Purchase Plan filed as Exhibit 10.39 to Amendment No. 1 to the Registration Statement of Form S-4, dated July 14, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.2	Addendum VIII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.65 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.3	Addendum XII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit 10.66 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.4	Addendum VII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P., filed as Exhibit 10.67 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.5	Addendum XI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.68 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

Exhibit Number	Exhibit Title
10.6	Addendum XII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004 by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.69 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (Registration No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit is a management contract.

*	Exhibit is filed herewith.