Form 10-Q
period 2004-09-30
ALAMOSA HOLDINGS INC
filed 2004-11-09
CIK 1120102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

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

YES       NO

As of November 4, 2004, 114,781,044 shares of common stock, $0.01 par value per share, were issued and outstanding.

ALAMOSA HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ALAMOSA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$109,269	$99,644
Restricted cash	—	1
Short term investments	50,342	—
Customer accounts receivable, net	45,164	28,034
Receivable from Sprint	18,531	22,947
Inventory	6,778	7,309
Prepaid expenses and other assets	10,816	9,763
Deferred customer acquisition costs	6,884	8,060
Deferred tax asset	4,572	4,572
Total current assets	252,356	180,330
Property and equipment, net	431,363	434,840
Debt issuance costs, net	9,286	14,366
Early redemption option on preferred stock	23,637	21,687
Intangible assets, net	424,283	448,354
Other noncurrent assets	4,700	6,393
Total assets	$1,145,625	$1,105,970
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,880	$33,247
Accrued expenses	43,272	37,325
Payable to Sprint	26,729	26,616
Interest payable	8,423	5,353
Deferred revenue	23,284	22,742
Current installments of capital leases	168	481
Total current liabilities	127,756	125,764
Long term liabilities:
Capital lease obligations	777	812
Other noncurrent liabilities	6,225	8,693
Deferred tax liability	15,963	15,966
Senior secured debt	—	200,000
Senior notes	732,722	464,424
Total long term liabilities	755,687	689,895
Total liabilities	883,443	815,659
Commitments and contingencies (see Note 15)	—	—
Redeemable convertible preferred stock:
Series B preferred stock, $.01 par value, 750,000 shares authorized; 479,849 and 679,495 shares issued and outstanding, respectively	161,438	228,606
Series C preferred stock, $.01 par value; 500,000 shares authorized; no shares issued	—	—
Total redeemable convertible preferred stock	161,438	228,606
Stockholders' equity:
Preferred stock, $.01 par value; 8,750,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 290,000,000 shares authorized, 114,191,880 and 95,401,557 shares issued and outstanding, respectively	1,142	954
Additional paid-in capital	860,512	800,992
Accumulated deficit	(760,652)	(739,566)
Unearned compensation	(258)	(145)
Accumulated other comprehensive loss, net of tax	—	(530)
Total stockholders' equity	100,744	61,705
Total liabilities and stockholders' equity	$1,145,625	$1,105,970

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Subscriber revenues	$143,623	$116,665	$401,938	$335,239
Roaming and wholesale revenues	59,106	41,126	153,964	107,956
Service revenues	202,729	157,791	555,902	443,195
Product sales	8,637	8,599	25,483	19,697
Total revenue	211,366	166,390	581,385	462,892
Costs and expenses:
Cost of service and operations (excluding non-cash compensation of $2 and $4 for the three months ended September 30, 2004 and 2003, respectively, and $6 and $12 for the nine months ended September 30, 2004 and 2003, respectively)	99,250	83,313	276,528	242,912
Cost of products sold	20,265	14,913	56,427	40,156
Selling and marketing (excluding non-cash compensation of $2 and $4 for the three months ended September 30, 2004 and 2003, respectively and $6 and $12 for the nine months ended September 30, 2004 and 2003, respectively)	40,090	29,801	102,922	84,531
General and administrative expenses (excluding non-cash compensation of $26 and $37 for the three months ended September 30, 2004 and 2003, respectively, and $69 and $261 for the nine months ended September 30, 2004 and 2003, respectively)	5,861	4,084	17,284	12,471
Depreciation and amortization	25,886	28,235	78,793	82,536
Impairment of property and equipment	172	291	3,082	685
Non-cash compensation	30	45	81	285
Total costs and expenses	191,554	160,682	535,117	463,576
Income (loss) from operations	19,812	5,708	46,268	(684)
Loss on debt extinguishment	—	—	(13,101)	—
Debt exchange expenses	—	(2,332)	—	(3,528)
Gain on derivative instrument	1,200	—	1,946	—
Interest and other income	362	187	751	821
Interest expense	(19,206)	(26,519)	(56,393)	(79,007)
Income (loss) before income taxes	2,168	(22,956)	(20,529)	(82,398)
Income tax (expense) benefit	—	5,446	(557)	15,694
Net income (loss)	2,168	(17,510)	(21,086)	(66,704)
Preferred stock dividend	(2,282)	—	(8,078)	—
Preferred stock conversion premium	(160)	—	(6,600)	—
Net loss attributable to common stockholders	$(274)	$(17,510)	$(35,764)	$(66,704)
Net loss per common share, basic and diluted	$(0.00)	$(0.19)	$(0.35)	$(0.71)
Weighted average common shares outstanding, basic and diluted	112,845,429	94,126,719	103,441,770	93,810,363

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(21,086)	$(66,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash compensation	81	285
Non-cash interest expense (benefit) on derivative instruments	6	(468)
Non-cash accretion of asset retirement obligations	139	524
Non-cash gain on derivative instruments	(1,946)	—
Provision for bad debts	7,603	11,100
Depreciation and amortization of property and equipment	54,269	52,486
Amortization of intangible assets	24,524	30,050
Amortization of financing costs included in interest expense	718	3,362
Amortization of discounted interest	—	297
Loss on debt extinguishment	13,101	—
Deferred tax benefit	—	(15,694)
Interest accreted on discount notes	18,351	26,483
Impairment of property and equipment	3,082	685
Debt exchange expenses	—	3,528
(Increase) decrease in:
Receivables	(20,318)	(3,950)
Inventory	531	1,390
Prepaid expenses and other assets	1,816	(1,138)
Increase (decrease) in:
Accounts payable and accrued expenses	7,571	(6,765)
Net cash provided by operating activities	88,442	35,471
Cash flows from investing activities:
Proceeds from sale of assets	569	2,496
Purchases of property and equipment	(63,765)	(31,645)
Purchase of intangible asset	(453)	—
Change in restricted cash	1	34,724
Change in short term investments	(50,342)	—
Net cash provided by (used in) investing activities	(113,990)	5,575
Cash flows from financing activities:
Proceeds from issuance of senior notes	250,000	—
Repayments of borrowings under senior secured debt	(200,000)	—
Debt issuance costs	(8,206)	—
Debt exchange expenses	—	(3,528)
Preferred stock dividends	(8,349)	—
Preferred stock conversion premium	(276)	—
Stock options exercised	1,441	6
Shares issued to employee stock purchase plan	978	349
Payments on capital leases	(415)	(884)
Net cash provided by (used in) financing activities	35,173	(4,057)
Net increase in cash and cash equivalents	9,625	36,989
Cash and cash equivalents at beginning of period	99,644	61,737
Cash and cash equivalents at end of period	$109,269	$98,726
Supplemental disclosure of non-cash financing and investing activities:
Conversion of preferred stock	$67,219	$—
Preferred stock issued in debt exchange	$51	$—
Asset retirement obligations capitalized	$143	$1,243
Capitalized lease obligations incurred	$67	$73
Change in accounts payable for purchases of property and equipment	$(9,532)	$(7,065)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

1.    BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheet at September 30, 2004, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2003. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders for each period by the weighted-average outstanding number of common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Common stock equivalents excluded from diluted net loss per share calculations consisted of options to purchase 10,380,419 and 8,333,254 shares of common stock at September 30, 2004 and 2003, respectively. Also excluded from diluted net loss per share calculations for all periods presented is the impact of the Series B redeemable convertible preferred stock outstanding during the period as the inclusion of the impact of the conversion of this preferred stock would be antidilutive. The number of shares of Series B redeemable convertible preferred stock outstanding was 479,849 at September 30, 2004. No shares were outstanding at September 30, 2003 as these shares were issued in November 2003.

In addition, 800,000 shares of restricted stock that were collectively awarded in October and December of 2002 have been excluded from the weighted-average outstanding number of common shares for the three months and nine months ended September 30, 2003 and 400,000 shares of this restricted stock have been excluded from the weighted-average outstanding number of common shares for the three months and nine months ended September 30, 2004. These shares are included in the weighted-average outstanding number of common shares for basic net income (loss) per share calculations as the restrictions lapse. For purposes of determining the diluted weighted-average outstanding number of common shares, the shares of restricted stock for which the restrictions have not lapsed are not included in the three and nine months ended September 30, 2004 and 2003 as the effect would be antidilutive.

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

While the Company has incurred substantial net losses since inception and incurred negative cash flows from operating activities through 2002, the Company generated approximately $55 million and $88 million of cash flows from operating activities for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. In November 2003, the Company completed a debt exchange that provided for approximately $238 million of principal debt reduction.

As of September 30, 2004, the Company had $109 million in cash and cash equivalents as well as $50 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

4.    STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the three months and nine months ended September 30, 2004 or 2003, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the three month and nine month periods ended September 30, 2004 and 2003 relate to the vesting of shares of restricted stock awarded to officers and directors and unrestricted shares of stock awarded to directors and are not related to the granting of stock options. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) – as reported	$2,168	$(17,510)	$(21,086)	$(66,704)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	30	45	81	285
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,662)	127	(6,442)	(3,457)
Net loss – pro forma	(1,464)	(17,338)	(27,447)	(69,876)
Preferred stock dividend	(2,282)	—	(8,078)	—
Preferred stock conversion premium	(160)	—	(6,600)	—
Net loss attributable to common stockholders – pro forma	$(3,906)	$(17,338)	$(42,125)	$(69,876)
Net loss per share – as reported Basic and diluted	$(0.00)	$(0.19)	$(0.35)	$(0.71)
Net loss per share – pro forma Basic and diluted	$(0.03)	$(0.18)	$(0.41)	$(0.74)

5.    SHORT TERM INVESTMENTS

During the first nine months of 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. In connection with this amendment, the Company established a short term investment account in the second quarter of 2004 to invest excess liquidity and improve earnings on this excess liquidity. The investment account is managed by a third party in accordance with the board approved investment policy and consists primarily of short term corporate debt securities with a Moody's rating of Aa3 or higher or a Standard & Poor's rating of AA- or higher. The fair value of the Company's short term investments approximates carrying value due to the short term nature of these investments.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

6.    ACCOUNTS RECEIVABLE

Customer accounts receivable – Customer accounts receivable represents amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $5.7 million and $6.0 million at September 30, 2004 and December 31, 2003, respectively.

Receivable from Sprint – Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	September 30, 2004	December 31, 2003
Net roaming receivable	$15,331	$13,071
Accrued service revenue	2,982	2,584
Service fee refund	—	6,418
Other amounts due from Sprint	218	874
	$18,531	$22,947

Net roaming receivable includes net travel revenue due from Sprint relative to PCS subscribers based outside of the Company's licensed territory who utilize the Company's portion of the PCS network of Sprint. The net roaming revenue receivable is net of amounts owed to Sprint relative to the Company's subscribers who utilize the PCS network of Sprint outside of the Company's licensed territory. In addition, net roaming receivable also includes amounts due from Sprint, which have been collected from other PCS providers and wholesale customers for their customers' usage of the Company's portion of the PCS network of Sprint.

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

7.    PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $230.9 million and $188.1 million at September 30, 2004 and December 31, 2003, respectively.

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

An initial asset retirement obligation of $1,213 was recorded and classified in other non-current liabilities and a corresponding increase in property and equipment of $1,213 was recorded in the third quarter of 2003 relating to obligations that existed upon the adoption of SFAS No. 143. The Company incurred additional asset retirement obligations during the year ended December 31, 2003 and the nine months ended September 30, 2004 of $35 and $143, respectively, related to new leases entered into. Included in costs of services and operations in the Company's statement of operations for the year ended December 31, 2003 is a charge of $402 related to the cumulative accretion of the asset retirement obligations as of the adoption of SFAS No. 143 as well as an additional $163 in accretion recorded for the year ended December 31, 2003. Included in depreciation and amortization expenses in the Company's statement of operations for the year ended
December 31, 2003 is a charge of $364 related to the cumulative depreciation of the related assets recorded at the time of the adoption of SFAS No. 143 as well as an additional $123 in depreciation recorded for the year ended December 31, 2003.

For the nine months ended September 30, 2004, the Company recorded $139 in accretion of asset retirement obligations and $96 in depreciation of the related assets. For purposes of determining the asset retirement obligations, the Company has assigned a 100% probability of enforcement to the remediation obligations and has assumed an average settlement period of 20 years.

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

In September 2004 the Company purchased the rights to additional territory from Sprint in connection with an amendment of one of its management agreements. The purchase price of $467 consisted of $14 allocated to purchased equipment and $453 allocated to the value of the Sprint agreement associated with the territory acquired. The intangible asset related to the Sprint agreement will be amortized over the remaining original term of the Sprint agreement at the time of purchase or approximately 14 years.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Intangible assets consist of:

	September 30, 2004	December 31, 2003
Sprint affiliate and other agreements	$532,653	$532,200
Accumulated amortization	(108,370)	(85,692)
Subtotal	424,283	446,508
Subscriber base acquired	29,500	29,500
Accumulated amortization	(29,500)	(27,654)
Subtotal	—	1,846
Intangible assets, net	$424,283	$448,354

Amortization expense relative to intangible assets was $7,562 and $10,017 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense relative to intangible assets was $24,524 and $30,050 for the nine months ended September 30, 2004 and 2003, respectively.

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year ended December 31,
2004	$32,090
2005	30,266
2006	30,266
2007	30,266
2008	30,266
Thereafter	295,653
$448,807

10.    LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
Senior Notes:
12 7/8% Senior Discount Notes, net of discount	$6,101	$5,556
12% Senior Discount Notes, net of discount	211,801	193,995
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,475
11% Senior Notes	250,895	250,798
8½% Senior Notes	250,000	—
Total Senior Notes	732,722	464,424
Senior Secured Credit Facility	—	200,000
Total Debt	732,722	664,424
Less current maturities	—	—
Long term debt, excluding current maturities	$732,722	$664,424

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

In accordance with the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," this option to redeem outstanding preferred shares for cash represents a derivative instrument that must be bifurcated and accounted for separately as the early redemption could potentially double a holders' return on the preferred shares. As a result, an asset was recorded in connection with this early redemption option in November 2003 in the amount of $18.8 million which represented the fair value of the option upon the issuance of the preferred shares as determined by an independent valuation professional. This derivative is adjusted to fair value at the end of each reporting period with any change in fair value being reflected in earnings for the period. As of September 30, 2004 and December 31, 2003, the fair value of this option was $23.6 million and $21.7 million, respectively.

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

During the nine months ended September 30, 2004, the Company paid $8,349 in cash dividends on the Series B Preferred Stock.

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

During the nine months ended September 30, 2004, holders of 199,646 shares of Series B Preferred Stock exercised their conversion option or exchanged shares of Series B Preferred Stock with the Company and were granted 15,561,188 shares of Alamosa Holdings common stock in the aggregate valued at $4.58 per share at the time of conversion or exchange. In connection with the conversions or exchanges during the nine months ended September 30, 2004, the Company paid premiums to certain holders of 197,700 shares of preferred stock in connection with private exchange transactions to induce such conversions. Cash premiums totaled $276 and premiums in the form of additional shares of common stock amounted to 870,310 shares valued at $6,324.

12.    INCOME TAXES

The Company's effective income tax rate is based on annual income (loss), statutory tax rates, tax planning opportunities, expected future taxable income, and expected reversals of taxable temporary differences. The annual rate is then applied to the Company's quarterly operating results. The income tax benefit in 2003 was recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from acquisitions completed in 2001. In addition, the Company establishes a valuation allowance for the deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during 2003 as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance in the nine months ended September 30, 2003 resulted in an effective tax rate of 19.0 percent. For the nine months ended September 30, 2004, the expected tax benefit related to net operating losses generated was fully offset by an increase in the valuation allowance. The effective tax rate for the nine months ended September 30, 2004 is negative 2.7 percent, due to the fact that the Company has estimated that it will have a current alternative minimum tax ("AMT") liability for the year ending December 31, 2004.

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

As of December 31, 2003, the Company had recorded $1,275 in "other noncurrent liabilities" related to the fair value of derivative instruments used for hedging purposes, including $856 representing derivative instruments that qualified for hedge accounting under SFAS No. 133. These instruments were settled for cash in January 2004 in connection with the termination of the Senior Secured Credit Facility. During the nine month period ended September 30, 2004, the Company recognized losses of $6 (net of income tax benefit of $3) in other comprehensive income related to the change in fair value of these derivative instruments from January 1, 2004 through the settlement of the instruments. The balance of other comprehensive income related to these derivative instruments was recognized in the first quarter of 2004 when the derivatives were terminated. The net other comprehensive loss balance of $536 is included in the loss on debt extinguishment recorded in the consolidated statement of operations for the nine months ended September 30, 2004.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

During the nine month period ended September 30, 2003, the Company recognized a gain of $707 (net of income tax expense of $439) in other comprehensive income related to the change in fair values of derivative instruments.

Total comprehensive income (loss) for the three months and nine months ended September 30, 2004 and 2003 is illustrated below:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$2,168	$(17,510)	$(21,086)	$(66,704)
Change in fair values of derivative instruments, net of income tax expense (benefit) of $0, $244, $0 and $439, respectively	—	226	—	707
Comprehensive income (loss)	$2,168	$(17,284)	$(21,086)	$(65,997)

14.    SPRINT AGREEMENTS

In accordance with the Company's affiliation agreements with Sprint, Sprint provides the Company various services including billing, customer care, collections and inventory logistics. In addition, Sprint bills the Company for various pass-through items such as commissions and rebates to national retail merchants, handset subsidies on handsets activated in the Company's territory but not sold by the Company and long distance charges.

In 2003, the Company executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was initially set at $7.70 per average subscriber per month through December 31, 2006 and will be recorded in costs of services and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee was initially calculated as a percentage of certain of Sprint PCS' selling and marketing expenses and was to be applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee will be recorded in selling and marketing expenses in the consolidated statement of operations. In March 2004, the Company exercised its rights under a most favored nations clause in the Sprint agreements to implement the terms of an agreement entered into between Sprint and another PCS Affiliate of Sprint. As a result, the Company entered into new amendments that increased the per-activation fee and decreased the price to the Company on purchases of handsets and accessories. Additionally, the March 2004 amendments increased the reciprocal roaming rate for data services from $0.0014 per Kb to $0.0020 per Kb and extended the fixed reciprocal rates for voice and data roaming through December 31, 2006. In June 2004, the Company further amended its agreements with Sprint to (1) reduce the combined service bureau fee from $7.70 to $7.00 per average subscriber per month and (2) change the per-activation fee from a percentage of certain of Sprint PCS' selling and marketing expenses to a fixed rate of $23.00 per activation.

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

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Cost of service and other operations	$72,445	$61,229	$201,591	$169,943
Cost of products sold	20,265	14,913	56,427	40,156
Selling and marketing	16,858	11,199	38,067	36,155
Total	$109,568	$87,341	$296,085	$246,254

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

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint names three of the original defendants (the Company, David Sharbutt and Kendall Cowan), drops one of the original defendants (Steven Richardson) and names two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remains the same. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint seeks recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' insider trading proceeds. At the end of the putative class period on June 13, 2002, the Company announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleges, among other things, that the Company made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleges that the Company's financial statements were false and misleading because the Company improperly recognized revenue and failed to record adequate allowances for uncollectible receivables. The defendants' motion to dismiss is currently pending before the Court.

The Company believes that it and the other defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the Company's favor and an adverse resolution could adversely affect the Company's financial condition.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of the Company against certain of its officers and directors: David E. Sharbutt, the Company's Chairman and Chief Executive Officer, Kendall W. Cowan, the Company's Chief Financial Officer, as well as other current and former members of the Company's board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr. Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name the Company as a nominal defendant. On August 27, 2004, the lawsuits were consolidated into one action pending in State District Court in Dallas County, Texas. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

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

16.    EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2004, the EITF issued Abstract No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when and if, it declares dividends on its common stock. The Abstract also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and was adopted by the Company in the second quarter of 2004. The Series B redeemable convertible preferred stock issued by the Company in November 2003 has participation features that requires the Company to apply the two-class method of calculating earnings per share. The adoption of this Abstract will have the effect of diluting basic earnings per share in periods when the Company reports net income available to common stockholders and will not impact earnings per share in periods when the Company reports a net loss attributable to common stockholders.

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

General

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At September 30, 2004, we had total licensed POPs of over 15.8 million, covered POPs of approximately 12.3 million and total subscribers of approximately 866,000.

We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint and other wireless service providers and resellers when their customers roam onto our portion of the PCS network of Sprint. Sprint retains 8% of all service revenue collected from our subscribers (not including products sales and roaming charges billed to our subscribers) and all fees collected from other wireless service providers and resellers when their customers use our portion of the PCS network of Sprint. We report the amount retained by Sprint as an operating expense. In addition, Sprint bills our subscribers for taxes, handset insurance, equipment and Universal Service Fund charges and other surcharges which we do not record. Sprint collects these amounts from the subscribers and remits them to the appropriate tax authority.

As part of our affiliation agreements with Sprint, we have contracted with Sprint to provide back office services such as customer activation, handset logistics, billing, customer care and network monitoring services. We initially elected to delegate the performance of these services to Sprint to take advantage of their economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. We continue to contract with Sprint for these services today and are obligated to continue using Sprint to provide these services through December 31, 2006. The cost for these services is primarily on a per-subscriber or per-transaction basis and is recorded as an operating expense.

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

Accounting for goodwill and intangible assets – In connection with our acquisitions of Roberts, WOW and Southwest PCS in the first quarter of 2001, we recorded certain intangible assets including both identifiable intangibles and goodwill. Identifiable intangibles consisted of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset was amortized on a straight line basis over the estimated life of the acquired subscribers or approximately 3 years. The subscriber base intangible asset became fully amortized in the first quarter of 2004. We purchased the rights to additional territory from Sprint in September 2004 which resulted in the recognition of an intangible asset related to the rights under the Sprint agreement. This intangible asset is being amortized over the remaining original term of the related Sprint agreement or approximately 14 years.

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

Long-lived asset recovery – Long-lived assets, consisting primarily of property, equipment and finite-lived intangibles, comprised approximately 75 percent of our total assets at September 30, 2004. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. The impairment of goodwill recorded in 2002 and the trends in the wireless telecommunications industry that drove our decision to launch a debt exchange offer in September 2003 were deemed to be "triggering events" requiring impairment testing of our other long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests was assumed to be ten years. No impairment was indicated as a result of these tests. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Consolidated Results of Operations (dollars in thousands)

For the three and nine month periods ended September 30, 2004 compared to the three and nine month periods ended September 30, 2003

Subscriber growth and key performance indicators – We had total subscribers of approximately 866,000 at September 30, 2004 compared to approximately 693,000 at September 30, 2003. This growth of approximately 173,000 subscribers or 25 percent year over year compares to 17 percent growth from September 30, 2002 to September 30, 2003.

Average monthly churn for the third quarter of 2004 was approximately 2.4 percent compared to approximately 2.9 percent for the third quarter of 2003. This level of churn in the third quarter of 2004 was slightly higher than that in the second quarter of 2004 when we experienced average monthly churn of 2.1 percent. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers.

Service Revenues – Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $143,623 for the quarter ended September 30, 2004 compared to $116,665 for the quarter ended September 30, 2003. This increase of 23 percent was primarily due to the 25 percent increase in our subscriber base discussed above. Subscriber revenues were $401,938 for the nine months ended September 30, 2004 compared to $335,239 for the nine months ended September 30, 2003. This increase of 20 percent was also primarily due to the increase in the subscriber base discussed above. Base ARPU (which does not include roaming revenue) remained consistent in the third quarter of 2004 at $57 compared to $57 in the third quarter of 2003. Base ARPU in the first nine months of 2004 was $56 which was consistent with base ARPU of $56 in the first nine months of 2003.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory that roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming revenue was $49,475 for the quarter ended September 30, 2004 compared to $40,128 for the quarter ended September 30, 2003. This increase of 23 percent was primarily due to a 29 percent increase in inbound roaming minutes to 604 million for the quarter ended September 30, 2004 compared to 468 million for the quarter ended September 30, 2003. Roaming revenue was $135,887 for the nine months ended September 30, 2004 compared to $105,523 for the nine months ended September 30, 2003. This increase of 29 percent was primarily due to a 37 percent increase in inbound roaming minutes to 1,654 million for the nine months ended September 30, 2004 compared to 1,203 million for the nine months ended September 30, 2003. The percentage increase in revenue in both the three and nine month periods ended September 30, 2004 was less than the respective percentage increases in minutes due to declining rates from carriers other than Sprint. We have a reciprocal roaming rate arrangement with Sprint pursuant to which per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate has been 5.8 cents per minute since January 1, 2003. The November 2003 amendments to our affiliation agreements with Sprint (as amended in March 2004) that became effective on December 1, 2003 after the completion of our debt exchange, fixed our reciprocal roaming rate with Sprint at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.1 to 1 for the nine months ended September 30, 2004. We have experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and has declined in some cases during 2004 compared to 2003.

Wholesale revenue was $9,631 for the quarter ended September 30, 2004 compared to $998 for the quarter ended September 30, 2003. This increase of 865 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint. Wholesale revenue was $18,077 for the nine months ended September 30, 2004 compared to $2,433 for the nine months ended September 30, 2003. This increase of 643 percent was also due to the addition of wholesale subscribers discussed above.

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

Product sales revenue for the third quarter of 2004 was $8,637 compared to $8,599 for the third quarter of 2003. Cost of products sold for the third quarter of 2004 was $20,265 compared to $14,913 for the third quarter of 2003. As such, the subsidy on handsets sold through our retail and local indirect channels was $11,628 in the third quarter of 2004 and $6,314 in the third quarter of 2003. Product sales revenue for the first nine months of 2004 was $25,483 compared to $19,697 for the first nine months of 2003. Cost of products sold for the first nine months of 2004 was $56,427 compared to $40,156 for the first nine months of 2003. The subsidy on handsets sold through our retail and local indirect channels was $30,944 in the first nine months of 2004 and $20,459 in the first nine months of 2003. The increase in subsidies of $4,793 and $9,964 in the three and nine months ended September 30, 2004, respectively is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 29,000 and 55,700, respectively. In addition to the increase in the number of activations, we also experienced an increase in subsidies through the retail and indirect channels relating to existing subscribers upgrading their handsets in 2004.

Cost of service and operations (excluding non-cash compensation) – Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $99,250 in the third quarter of 2004 were approximately 19 percent higher than the $83,313 incurred in the third quarter of 2003. Expenses of $276,528 in the first nine months of 2004 were approximately 14 percent higher than the $242,912 incurred in the first nine months of 2003. The increase in expenses in the third quarter and first nine months of 2004 was due to the increased volume of traffic carried on our network. Total minutes of use on our network were 2.5 billion minutes in the third quarter of 2004 compared to 1.6 billion minutes in the third quarter of 2003 for an increase in traffic of 56 percent. Total minutes of use on our network were 6.6 billion minutes in the first nine months of 2004 compared to 4.4 billion minutes in the first nine months of 2003 for an increase in traffic of 50 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses (excluding non-cash compensation) – Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $40,090 in the third quarter of 2004 were 35 percent higher than the $29,801 incurred in the third quarter of 2003. Total selling and marketing expenses of $102,922 in the first nine months of 2004 were 22 percent higher than the $84,531 incurred in the first nine months of 2003. The increase experienced during the three months and nine months ended September 30, 2004 is attributable to an increase in variable costs resulting from increases in gross activations in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003.

General and administrative expenses (excluding non-cash compensation) – General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $5,681 in the third quarter of 2004 were 44 percent higher than the $4,084 incurred in the third quarter of 2003. General and administrative expenses of $17,284 in the first nine months of 2004 were 39 percent higher than the $12,471 incurred in the first nine months of 2003. General and administrative expenses include corporate costs and expenses such as administration and finance. The increase in the first nine months of 2004 has been the result of increased professional fees being driven by various efforts undertaken in preparing for the reporting requirements under the Sarbanes-Oxley Act of 2002, additional legal fees incurred in defense of class action lawsuits brought late in 2003 and additional personnel costs.

Depreciation and amortization – Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $18,324 in the third quarter of 2004, which was consistent with the $18,217 recorded in the third quarter of 2003. Depreciation totaled $54,269 in the first nine months of 2004 which was 3 percent higher than the $52,486 recorded in the first nine months of 2003. The increase in the first nine months of 2004 is due to the increase in depreciable costs as a result of our capital expenditures in the last three months of 2003 and the first nine months of 2004.

Amortization expense relates to identifiable intangible assets we have recorded related to the agreements with Sprint and the customer base acquired in connection with purchase transactions. Amortization expense of $7,562 in the third quarter of 2004 was 25 percent less than the $10,017 in the third quarter of 2003. Amortization expense of $24,524 in the first nine months of 2004 was 18 percent less than the $30,050 in the first nine months of 2003. The decrease in both the third quarter and first nine months of 2004 is due to the fact that the intangible asset related to the subscriber base acquired became fully amortized in the first quarter of 2004.

Impairment of property and equipment – We recorded impairments of property and equipment in the third quarter and first nine months of 2004 of $172 and $3,082, respectively, compared to $291 and $685, in the third quarter and first nine months of 2003. Impairments recorded in both periods primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

Non-cash compensation – Non-cash compensation expense of $30 in the third quarter of 2004 was 33 percent less than the $45 in the third quarter of 2003. The expense relates to vesting of restricted stock that had been awarded to certain of our officers and directors.

Non-cash compensation expense of $81 in the first nine months of 2004 was 72 percent less than the $285 in the first nine months of 2003. The 2004 expense includes $6 in compensation to directors in the form of the issuance of 9,000 unrestricted shares of our common stock. The 2003 expense includes $161 in compensation to directors in the form of the issuance of 105,000 unrestricted shares of our common stock. The remaining expense for the first nine months of 2004 and 2003 relates to vesting of restricted stock that had been awarded to certain of our officers and directors.

Operating income (loss) – Our operating income for the third quarter of 2004 was $19,812 compared to $5,708 for the third quarter of 2003, representing an improvement of $14,104. Our operating income for the first nine months of 2004 was $46,268 compared to a loss of $684 for the first nine months of 2003, representing an improvement of $46,952. The improvement in operating income is primarily attributable to the leverage we have achieved in spreading our fixed costs over a larger base of subscribers.

Loss on debt extinguishment – The loss on debt extinguishment of $13,101 recorded in the first nine months of 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Debt exchange expenses – Debt exchange expenses recorded in the third quarter and first nine months of 2003 of $2,332 and $3,528, respectively, consist of professional fees and transaction costs associated with the debt exchange that was completed in November 2003 that were allocated to the new notes issued in the exchange and were expensed in accordance with the accounting provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." Because the debt exchange was considered a troubled debt restructuring under the provisions of SFAS No. 15, transaction costs associated with the granting of an equity interest to the holders of the notes were recorded as a reduction in the fair value of the Series B Redeemable Convertible Preferred Stock issued in the debt exchange. The remaining transaction costs were expensed. We had no such debt exchange expenses in 2004.

Gain on derivative instrument – The Series B Redeemable Convertible Preferred Stock that was issued in November 2003 contains an early call option which allows us to repurchase the preferred stock at a premium beginning in the fourth year after the shares were issued. Based on the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," the derivative instrument related to this early call option has been separated from the value of the preferred stock and recorded separately in our consolidated balance sheet. Changes in the fair value of this option are reflected in earnings each period. The gains in the third quarter and first nine months of 2004 of $1,200 and $1,946, respectively, represent the net increase in the fair value of this option after taking into account the conversion of 199,796 shares of preferred stock during the first nine months of 2004.

Interest and other income – Interest and other income represents amounts earned on the investment of excess cash including restricted cash. Income of $362 in the third quarter of 2004 was 94 percent higher than the $187 earned in the third quarter of 2003. Income of $751 in the first nine months of 2004 was 9 percent less than the $821 earned in the first nine months of 2003. The increase in interest and other income earned in the third quarter is primarily due to the fact that during 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. The decrease in interest and other income earned in the first nine months is due to a decrease in restricted cash of approximately $10 million during the first quarter of 2003 offset by the improvement in yield on excess liquidity during the second and third quarters of 2004 as discussed above.

Interest expense – Interest expense for the third quarter of 2004 and 2003 included non-cash interest of $6,525 and $10,123, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The decrease in total interest expense to $19,206 in the third quarter of 2004 from $26,519 in the third quarter of 2003 is due to the decreased level of debt after the debt exchange completed in November 2003 coupled with a lower interest rate on senior notes issued in November 2003 and January 2004.

Interest expense for the first nine months of 2004 and 2003 included non-cash interest of $19,075 and $29,674, respectively. The decrease in total interest expense to $56,393 in the first nine months of 2004 from $79,007 in the first nine months of 2003 is also due to the decreased level of debt after the debt exchange completed in November 2003 coupled with a lower interest rate on senior notes issued in November 2003 and January 2004.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of organizational costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with the acquisitions completed in the first quarter of 2001, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired, particularly intangible assets.

The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the second quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. During 2004, we have recorded a 100 percent valuation allowance against all current net operating losses generated for tax purposes. The current income tax expense related to our expected AMT liability recorded in the first nine months of 2004 was $557.

Cash Flows

Operating activities – Operating cash flows increased $52,971 in the first nine months of 2004 compared to the first nine months of 2003. This increase is primarily due to our increased income before non-cash items of $52,908.

Investing activities – Our investing cash flows were negative $113,990 in the first nine months of 2004 compared to positive $5,575 in the first nine months of 2003. The decrease of $119,565 is due primarily to three items. First, our cash capital expenditures for the first nine months of 2004 were $32,120 higher than that in the first nine months of 2003 due to the payment of obligations incurred in the fourth quarter of 2003. Secondly, the first nine months of 2003 included a decrease in restricted cash of $34,724 which is reflected as a positive cash flow from investing activities in that quarter. Restricted cash only decreased by $1 in the first nine months of 2004. Additionally, in the first nine months of 2004, we established a short term investment account in an effort to improve yields on excess liquidity. The amount invested in the first nine months of 2004 was $50,342.

Financing activities – Our financing cash flows increased in the first nine months of 2004 to a positive $35,173 from a negative $4,057 in the first nine months of 2003. Our financing cash flows in the first nine months of 2003 primarily consisted of repayments on capital leases reduced by proceeds for shares issued to employees in connection with our employee stock purchase plan. In the first quarter of 2004, we received net proceeds from an offering of senior notes of approximately $242 million which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. We paid cash dividends on preferred stock in the first nine months of 2004 of $8,349 and received proceeds from issuances of stock to our employee stock purchase plan as well as exercises of stock options totaling $2,419.

Liquidity and Capital Resources

Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While we have incurred significant net losses since inception and incurred negative cash flows from operating activities through 2002, we generated approximately $55 million and $88 million of cash flows from operating activities for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. In November 2003, we completed a debt exchange that provided for approximately $238 million of principal debt reduction.

As of September 30, 2004, we had $109 million of cash on hand as well as $50 million in short term investments which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend is attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we have experienced improvement in subscriber growth in the third quarter and first nine months of 2004, we are continuing to incur net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If net subscriber growth does not continue to improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the third quarter of 2004 was 2.4 percent compared to 2.7 percent for the year ended December 31, 2003 and 3.4 percent for the year ended December 31, 2002. The rate of churn experienced in 2002 was the highest that we have experienced on an annual basis since the inception of the Company. Although churn has declined over the past two years, we expect that in the near term churn may increase as a result of the implementation of the FCC's WLNP mandate in all of our markets during the third quarter of 2004. Through the third quarter of 2004, we have not experienced a material impact to churn related to WLNP with respect to the markets in which we operate. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

Recently Issued Accounting Pronouncements

In April 2004, the EITF issued Abstract No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when and if, it declares dividends on its common stock. The Abstract also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and was adopted by us in the second quarter of 2004. The Series B redeemable convertible preferred stock issued by Alamosa Holdings in November 2003 has participation features that requires us to apply the two-class method of calculating earnings per share. The adoption of this Abstract will have the effect of diluting basic earnings per share in periods when we report net income available to common stockholders and will not impact earnings per share in periods when we report a net loss attributable to common stockholders.

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

Interest rate risk management – Our interest rate risk management program focuses on minimizing exposure to interest rate movements by setting an optimal mixture of floating and fixed-rate debt. We utilize interest rate swaps and collars to adjust our risk profile relative to any floating rate debt. We have no floating rate debt outstanding at September 30, 2004.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, senior notes and capital leases based on our projected level of long-term indebtedness:

	Years Ending December 31,
	2004	2005	2006	2007	2008	Thereafter
	(Dollars In Millions)
Fixed Rate Instruments
12 7/8% senior discount notes(2)	$6	$6	$6	$6	$6	$—
Fixed interest rate	12.875%	12.875%	12.875%	12.875%	12.875%	12.875%
Principal payments	—	—	—	—	—	6
12% senior discount notes(2)	$218	$233	$233	$233	$233	$—
Fixed interest rate	12.000%	12.000%	12.000%	12.000%	12.000%	12.000%
Principal payments	—	—	—	—	—	233
12½% senior notes	12	12	12	12	12	—
Fixed interest rate	12.500%	12.500%	12.500%	12.500%	12.500%	12.500%
Principal payments	—	—	—	—	—	12
13 5/8% senior notes	2	2	2	2	2	—
Fixed interest rate	13.625%	13.625%	13.625%	13.625%	13.625%	13.625%
Principal payments	—	—	—	—	—	2
11% senior notes	251	251	251	251	251	—
Fixed interest rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Principal payments	—	—	—	—	—	251
8½% senior notes	250	250	250	250	250	—
Fixed interest rate	8.500%	8.500%	8.500%	8.500%	8.500%	8.500%
Principal payments	—	—	—	—	—	250
Capital leases
Total minimum lease payments (1)	$1.208	$1.038	$0.888	$0.744	$0.599	$—
Average Interest Rate	12.000%	12.000%	12.000%	12.000%	12.000%	12.000%
Annual lease payments	0.596	0.170	0.150	0.144	0.145	0.599

(1)	These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

(2)	Interest will accrete on the 12 7/8% senior discount notes through February 2005 and on the 12% senior discount notes through July 31, 2005 at which time the notes will begin to require cash payments of interest.

Our primary market risk exposure relates to:

•	the interest rate risk on long-term and short-term borrowings; and

•	our ability to refinance our senior discount notes and senior notes at maturity at market rates.

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

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint names three of the original defendants (the Company, David Sharbutt and Kendall Cowan), drops one of the original defendants (Steven Richardson) and names two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remains the same. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint seeks recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' insider trading proceeds. At the end of the putative class period on June 13, 2002, we announced that our projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleges, among other things, that we made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleges that our financial statements were false and misleading because we improperly recognized revenue and failed to record adequate allowances for uncollectible receivables. Our motion to dismiss is currently pending before the Court.

We believe that we and the other defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in our favor and an adverse resolution could adversely affect our financial condition.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of us against certain of our officers and directors: David E. Sharbutt, our Chairman and Chief Executive Officer, Kendall W. Cowan, our Chief Financial Officer, as well as other current and former members of our board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr. Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name us as a nominal defendant. On August 27, 2004, the lawsuits were consolidated into one action pending in State District Court in Dallas County, Texas. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 11, 2004, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 4,700 shares of Series B Preferred Stock in exchange for 345,588 newly issued shares of Alamosa Holdings common stock and approximately $160,000 in cash. The common stock issued in this transaction was issued in reliance on Section 3(a)(9) of the Securities Act.

In addition, during the three months and nine months ended September 30, 2004, an aggregate of 36 and 2,096 shares, respectively, of Series B Preferred Stock were tendered for conversion pursuant to the terms thereof in exchange for 2,647 and 154,112 shares, respectively of Alamosa Holdings common stock. The shares of common stock issued upon conversion of Series B Preferred Stock were issued in transactions exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereunder.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

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

ALAMOSA HOLDINGS, INC. (Registrant)
/s/ David E. Sharbutt
David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ Kendall W. Cowan
Kendall W. Cowan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1		Amended and Restated Certificate of Incorporation of Alamosa Holdings, Inc., filed as Exhibit 1.1 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.
3.2		Amended and Restated Bylaws of Alamosa Holdings, Inc., filed as Exhibit 1.2 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.
3.3		Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
3.4		Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock, filed as Exhibit 3.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
31.1	*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit is a management contract.

*	Exhibit is filed herewith.