Form 10-Q
period 2005-03-31
ALAMOSA HOLDINGS INC
filed 2005-05-10
CIK 1120102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

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

YES      NO

As of May 5, 2005, 159,134,320 shares of common stock, $0.01 par value per share, were issued and outstanding.

ALAMOSA HOLDINGS, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALAMOSA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$42,566	$129,917
Short term investments	95,318	50,418
Customer accounts receivable, net	68,275	44,687
Receivable from Sprint	42,749	24,809
Interest receivable	196	216
Inventory	16,594	9,136
Prepaid expenses and other assets	20,334	13,170
Deferred customer acquisition costs	6,040	6,337
Deferred tax asset	4,230	4,230
Total current assets	296,302	282,920
Property and equipment, net	526,647	441,808
Debt issuance costs, net	8,858	9,086
Early redemption option on preferred stock	22,019	21,387
Goodwill	253,161	—
Intangible assets, net	818,443	416,716
Other noncurrent assets	5,638	4,188
Total assets	$1,931,068	$1,176,105
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,227	$24,692
Accrued expenses	59,589	43,916
Payable to Sprint	59,569	35,852
Interest payable	14,590	21,076
Deferred revenue	27,927	22,549
Current installments of capital leases	113	110
Total current liabilities	191,015	148,195
Long term liabilities:
Capital lease obligations	720	749
Other noncurrent liabilities	8,874	5,835
Deferred tax liability	38,204	16,362
Senior notes	1,093,662	739,141
Total long term liabilities	1,141,460	762,087
Total liabilities	1,332,475	910,282
Commitments and contingencies (see Note 15)	—	—
Mandatorily redeemable convertible preferred stock:
Series B preferred stock, $.01 par value; 750,000 shares authorized; 448,180 and 478,987 shares issued and outstanding, respectively	150,783	161,148
Series C preferred stock, $.01 par value; 500,000 shares authorized; no shares issued	—	—
Total mandatorily redeemable convertible preferred stock	150,783	161,148
Stockholders' equity:
Preferred stock, $.01 par value; 8,750,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 290,000,000 shares authorized; 144,892,392 and 114,895,245 shares issued and outstanding, respectively	1,449	1,149
Additional paid-in capital	1,205,735	860,425
Accumulated deficit	(757,076)	(756,834)
Unearned compensation	(2,298)	(65)
Total stockholders' equity	447,810	104,675
Total liabilities and stockholders' equity	$1,931,068	$1,176,105

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share amounts)

	For the three months ended March 31,
	2005	2004
Revenues:
Subscriber revenues	$189,980	$124,746
Roaming and wholesale revenues	68,177	43,153
Service revenues	258,157	167,899
Product sales	9,615	8,791
Total revenue	267,772	176,690
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below and non-cash compensation of $75 and $2 for 2005 and 2004, respectively)	122,275	86,216
Cost of products sold (excluding depreciation shown separately below)	28,579	19,783
Selling and marketing (excluding depreciation shown separately below and non-cash compensation of $45 and $2 for 2005 and 2004, respectively)	45,277	30,993
General and administrative expenses (excluding depreciation shown separately below and non-cash compensation of $651 and $22 for 2005 and 2004, respectively)	9,180	5,717
Merger related expenses	1,280	—
Depreciation and amortization	40,654	27,384
(Gain) loss on disposal of property and equipment	(24)	306
Non-cash compensation	771	26
Total costs and expenses	247,992	170,425
Income from operations	19,780	6,265
Loss on debt extinguishment	—	(13,101)
Gain on derivative instruments	849	12,672
Interest and other income	1,100	168
Interest expense	(22,354)	(18,235)
Loss before income taxes	(625)	(12,231)
Income tax (expense) benefit	383	(317)
Net loss	(242)	(12,548)
Preferred stock dividend	(2,149)	(3,220)
Preferred stock conversion premium	(729)	—
Net loss attributable to common stockholders	$(3,120)	$(15,768)
Net loss per common share, basic and diluted	$(0.02)	$(0.17)
Weighted average common shares outstanding, basic and diluted	128,944,685	95,490,768

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(242)	$(12,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash compensation	771	26
Non-cash interest expense on derivative instruments	—	6
Non-cash accretion of asset retirement obligations	70	45
Non-cash gain on derivative instruments	(849)	(12,672)
Provision for bad debts	1,719	1,935
Depreciation and amortization of property and equipment	22,381	17,980
Amortization of intangible assets	18,273	9,404
Amortization of financing costs included in interest expense	228	265
Amortization of debt premium	(441)	—
Loss on debt extinguishment	—	13,101
Interest accreted on discount notes	6,571	6,001
(Gain) loss on disposal of property and equipment	(24)	306
Merger related expenses	1,280	—
(Increase) decrease in:
Receivables	(2,446)	(6,380)
Inventory	(3,126)	1,936
Prepaid expenses and other assets	(2,792)	(631)
Increase (decrease) in:
Accounts payable and accrued expenses	(32,059)	1,423
Net cash provided by operating activities	9,314	20,197
Cash flows from investing activities:
Proceeds from sale of assets	131	343
Purchases of property and equipment	(26,371)	(24,218)
Net cash paid in business combination	(69,756)	—
Merger related expenses	(436)	—
Change in restricted cash	—	1
Change in short term investments	(277)	—
Net cash used in investing activities	(96,709)	(23,874)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	250,000
Repayments of borrowings under senior secured debt	—	(200,000)
Merger related expenses	(844)	—
Debt issuance costs	—	(8,059)
Preferred stock dividends	(2,245)	(2,866)
Stock options exercised	2,890	235
Shares issued to employee stock purchase plan	267	492
Proceeds from restricted stock sales	2	—
Payments on capital leases	(26)	(139)
Net cash provided by financing activities	44	39,663
Net increase (decrease) in cash and cash equivalents	(87,351)	35,986
Cash and cash equivalents at beginning of period	129,917	99,644
Cash and cash equivalents at end of period	$42,566	$135,630
Supplemental disclosure of non-cash financing and investing activities:
Stock issued in business combination	$330,848	$—
Warrants assumed in business combination	2,568	—
Fair value of assets acquired in business combination	881,511	—
Fair value of liabilities assumed in business combination	(442,335)	—
Conversion of preferred stock	10,365	19
Non-cash fixed asset additions	127	—
Asset retirement obligations capitalized	213	29
Change in accounts payable for purchases of property and equipment	3,658	(12,110)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

1.    BASIS PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheets at March 31, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months ended March 31, 2005 and 2004, the unaudited consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders for each period by the weighted-average outstanding number of common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Common stock equivalents excluded from diluted net loss per share calculations consisted of options to purchase 9,173,859 and 9,870,735 shares of common stock at March 31, 2005 and 2004, respectively. Also excluded from diluted net loss per share calculations for all periods presented is the impact of the Series B mandatorily redeemable convertible preferred stock outstanding during the period as the inclusion of the impact of the conversion of this preferred stock would be antidilutive. The number of shares of Series B mandatorily redeemable convertible preferred stock outstanding was 448,180 and 679,435 at March 31, 2005 and 2004, respectively.

In addition, 400,000 shares of restricted stock that were collectively awarded in October and December of 2002 have been excluded from the weighted-average outstanding number of common shares for the three months ended March 31, 2004 and 200,000 shares of this restricted stock have been excluded from the weighted-average outstanding number of common shares for the three months ended March 31, 2005. These shares are included in the weighted-average outstanding number of common shares for basic net income (loss) per share calculations as the restrictions lapse. An additional 200,000 shares of restricted stock were awarded to officers and 54,000 shares of restricted stock were awarded to directors in January 2005. These shares vest in 2006 and are excluded from the weighted-average outstanding number of common shares for the three months ended March 31, 2005. For purposes of determining the diluted weighted-average outstanding number of common shares, the shares of restricted stock for which the restrictions have not lapsed are not included in the three months ended March 31, 2005 and 2004, as the effect would be antidilutive.

Certain reclassifications have been made to prior period balances to conform to current period presentation.

2.    ORGANIZATION AND BUSINESS OPERATIONS

Alamosa Holdings, Inc. ("Alamosa Holdings") is a PCS Affiliate of Sprint with the exclusive right to provide wireless personal communications services under the Sprint brand name in a territory encompassing approximately 23.2 million residents. Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

communications services, commonly referred to as PCS, in the Southwestern, Southeastern, Northwestern and Midwestern United States. Alamosa (Delaware), Inc. ("Alamosa (Delaware)"), a subsidiary of Alamosa Holdings, was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS LLC's ("Alamosa LLC") membership interests, and Alamosa LLC became wholly-owned by Alamosa (Delaware).

On December 14, 2000, Alamosa (Delaware) formed a new holding company pursuant to Section 251(g) of the Delaware General Corporation Law. In that transaction, each share of Alamosa (Delaware) was converted into one share of the new holding company, and the former public company, which was renamed "Alamosa (Delaware), Inc." became a wholly-owned subsidiary of the new holding company, which was renamed "Alamosa PCS Holdings, Inc."

On February 14, 2001, Alamosa Holdings became the new public holding company of Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings") and its subsidiaries pursuant to a reorganization transaction in which a wholly-owned subsidiary of Alamosa Holdings was merged with and into Alamosa PCS Holdings. As a result of this reorganization, Alamosa PCS Holdings became a wholly-owned subsidiary of Alamosa Holdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Alamosa Holdings common stock.

On February 15, 2005, Alamosa Holdings completed the acquisition of AirGate PCS, Inc. ("AirGate"), as discussed in Note 4. The acquisition was treated as a purchase and the results of operations of AirGate are included in the Company's consolidated results of operations from the date of acquisition. Alamosa Holdings and its subsidiaries are collectively referred to in these consolidated financial statements as the "Company," "we," "us" or "our."

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

While the Company has incurred net losses since inception and incurred negative cash flows from operating activities in the past, the Company generated approximately $130 million and $9 million of cash flows from operating activities for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively.

As of March 31, 2005, the Company had $43 million in cash and cash equivalents as well as $95 million in short-term investments which the Company believes will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

4.    MERGERS AND ACQUISITIONS

The Company completed the acquisition of AirGate on February 15, 2005. AirGate was a PCS affiliate of Sprint with 7.4 million licensed population ("POPs") in the Southeastern United States. This acquisition increased the Company's covered POPs by approximately 6.4 million and included the acquisition of approximately 415,000 subscribers. The transaction increased the size and scale of the Company's operations and provided synergies in the form of the elimination of certain fixed costs in AirGate's historical activity. The transaction was accounted for under the purchase method of accounting and the results of the acquired company are included in these consolidated financial statements from the date of acquisition.

The merger consideration consisted of 26.1 million shares of Alamosa Holdings' common stock valued at $12.66 per share, representing the average closing price of Alamosa Holdings common stock from February 10, 2005 to February 15, 2005. and approximately $100.0 million in cash plus direct transaction costs of approximately $6.1 million. The Company also assumed the debt of AirGate in the transaction, which had a fair value of approximately $348.4 million as of February 15, 2005.

The Company is in the process of obtaining an independent valuation of AirGate to allocate the purchase price. The preliminary result of the allocation is as follows:

Consideration:
Common stock issued	$330,848
Common stock warrants assumed	383
Cash consideration to AirGate stockholders	100,000
Total consideration	431,231
Direct transactions costs	6,143
Long-term debt assumed	348,391
Other liabilities assumed (including deferred taxes)	96,129
Total purchase price	881,894
Allocated to:
Current assets	130,682
Property and equipment	77,085
Other tangible non-current assets	966
Intangible assets (other than goodwill)	420,000
Goodwill	$253,161

The information presented above is preliminary and is based on the Company's estimates of fair value. These estimates may change upon the completion of the independent valuation of AirGate.

The unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 set forth below present the results of operations as if the acquisition had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

	For the three months ended March 31,
	2005	2004
Total revenues	$316,635	$254,726
Loss before income tax benefit	$(11,503)	$(35,773)
Income tax (expense) benefit	7,049	(927)
Net loss	(4,454)	(36,700)
Preferred stock dividends	(2,149)	(3,220)
Preferred stock conversion premium	(729)	—
Net loss attributable to common stockholders	$(7,332)	$(39,920)
Basic and diluted net loss per share	$(0.05)	$(0.33)
Weighted average common shares outstanding, basic and diluted	142,011,295	121,623,988

5.    STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the three months ended March 31, 2005 or 2004, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 is related to the vesting of shares of restricted stock awarded to officers and directors and unrestricted shares of stock awarded to directors and is not related to the granting of stock options. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

	For the three months ended March 31,
	2005	2004

Net loss – as reported	$(242)	$(12,548)
Add: stock-based employee compensation included in reported net loss, net of related tax	771	26
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,780)	(1,184)
Net loss – pro forma	(1,251)	(13,706)
Preferred stock dividend	(2,149)	(3,220)
Preferred stock conversion premium	(729)	—
Net loss attributable to common stockholders – pro forma	$(4,129)	$(16,926)
Net loss per share – as reported Basic and diluted	$(0.02)	$(0.17)
Net loss per share – pro forma Basic and diluted	$(0.03)	$(0.18)

6.    ACCOUNTS RECEIVABLE

Customer accounts receivable — Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $8,823 and $5,728 at March 31, 2005 and December 31, 2004, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on the Company's historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. The receivable is recorded net due to a right of offset with respect to the receivable from/payable to Sprint with respect to travel and the fact that the activity has historically been settled on a net basis by Sprint. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

Receivable from Sprint — Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	March 31, 2005	December 31, 2004
Net roaming receivable	$33,996	$20,948
Accrued service revenue	4,467	2,910
Other amounts due from Sprint	4,986	951
	$43,449	$24,809

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

Net roaming receivable includes net travel revenue due from Sprint relative to PCS subscribers based outside of the Company's licensed territory who utilize the Company's portion of the PCS network of Sprint. The net roaming receivable is net of amounts owed to Sprint relative to the Company's subscribers who utilize the PCS network of Sprint outside of the Company's licensed territory. In addition, net roaming receivable also includes amounts due from Sprint, which have been collected from other PCS providers and wholesale customers for their customers' usage of the Company's portion of the PCS network of Sprint.

Accrued service revenue represents the Company's estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

Other amounts due from Sprint at March 31, 2005 primarily consist of proceeds from the sale of previously charged off customer accounts, universal service fund recoveries and interconnect revenue receivable. Other amounts due from Sprint at December 31, 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

7.    PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $268.8 million and $246.4 million at March 31, 2005 and December 31, 2004, respectively.

8.    ASSET RETIREMENT OBLIGATIONS

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

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

The following table illustrates the activity with respect to asset retirement obligations for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005	2004
Balance January 1	$2,212	$1,813
Obligation assumed in connection with acquisition of AirGate	575	—
Initial obligation recorded during the period	213	29
Obligations settled during the period	—	—
Accretion of obligation during the period	70	45
Impact of revision in estimates	—	—
Balance March 31	$3,070	$1,887

9.    GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of other PCS affiliates of Sprint, the Company allocated portions of the respective purchase prices to identifiable intangible assets consisting of (i) the value of the Sprint agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies. In addition to the identifiable intangibles, goodwill has been recorded in the amount by which the purchase price exceeded the fair value of the net assets acquired, including identified intangibles.

The value assigned to the Sprint agreements is being amortized using the straight-line method over the remaining original terms of the agreements that were in place at the time of acquisition. The value assigned to the subscriber bases acquired is amortized using the straight-line method over the estimated life of the acquired subscribers.

In September 2004, the Company purchased the rights to additional territory from Sprint in connection with an amendment of one of its management agreements. The purchase price of $467 consisted of $14 allocated to purchased equipment and $453 allocated to the value of the Sprint agreement associated with the territory acquired. The intangible asset related to the Sprint agreement will be amortized over the remaining original term of the Sprint agreement at the time of purchase.

In connection with the acquisition of AirGate in 2005 as discussed in Note 4, the Company allocated $210,000 to the value of the subscriber base in place at AirGate at the time of acquisition and allocated $210,000 to the value of the Sprint agreements in place at AirGate at the time of acquisition. The final values will be based on an independent appraisal. The subscriber base intangible will be amortized over the estimated life of the subscribers acquired, or approximately 3 years, and the intangible associated with the Sprint agreements in place will be amortized over the remaining original term of the Sprint agreements assumed in the acquisition, or approximately 13 years.

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. In connection with the annual assessment in 2002, the Company

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

recorded an impairment charge of $291,635, which represented the entire balance of recorded goodwill at that time. As a result of the acquisition of AirGate discussed in Note 4, the Company recorded goodwill during the three months ended March 31, 2005 of $253,161. In accordance with the provisions of SFAS No. 142, this goodwill will be tested annually for impairment.

Goodwill and intangible assets consist of:

	March 31, 2005	December 31, 2004
Goodwill	$253,161	$—
Intangible assets:
Sprint affiliation and other agreements	$742,653	$532,653
Accumulated amortization	(125,460)	(115,937)
Subtotal	617,193	416,716
Subscriber base acquired	239,500	29,500
Accumulated amortization	(38,250)	(29,500)
Subtotal	201,250	—
Intangible assets, net	$818,443	$416,716

Amortization expense related to intangible assets was $18,273 and $9,404 for the three months ended March 31, 2005 and 2004, respectively.

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year ended December 31,
2005	$105,212
2006	115,918
2007	115,918
2008	54,668
2009	45,918
Thereafter	399,082
$836,716

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

10.    LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
12 7/8% Senior Discount Notes, net of discount	$6,389	$6,293
12% Senior Discount Notes, net of discount	224,503	218,028
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,325
11% Senior Notes	250,895	250,895
8½% Senior Notes	250,000	250,000
9 3/8% Senior Notes	168,344	—
Floating Rate Notes	179,606	—
Total Debt	1,093,662	739,141
Less current maturities	—	—
Long term debt, excluding current maturities	$1,093,662	$739,141

SENIOR NOTES

12 7/8% Senior Discount Notes — The 12 7/8% Senior Discount Notes were issued in February 2000, mature February 15, 2010, carry a coupon rate of 12 7/8% and provide for interest deferral through February 15, 2005. The 12 7/8% Senior Discount Notes accreted to their $6,389 face amount on February 15, 2005. The 12 7/8% Senior Discount Notes were redeemed in April 2005 at a premium of $411.

12% Senior Discount Notes — The 12% Senior Discount Notes were issued in November 2003, mature July 31, 2009, carry a coupon rate of 12% and provide for interest deferral through July 31, 2005. The 12% Senior Discount Notes will accrete to their $233 million face amount by July 31, 2005, after which interest will be paid in cash semiannually.

12½% Senior Notes — The 12½% Senior Notes were issued in January 2001, mature February 1, 2011 and carry a coupon rate of 12½%, payable semiannually on February 1 and August 1.

Approximately $59.0 million of the proceeds of the 12½% Senior Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 12½% Senior Notes and the 12 7/8% Senior Discount Notes. As of December 31, 2004, all of the escrowed proceeds had been used in connection with payment of cash interest.

13 5/8% Senior Notes — The 13 5/8% Senior Notes were issued in August 2001, mature August 15, 2011 and carry a coupon rate of 13 5/8%, payable semiannually on February 15 and August 15. Approximately $39.1 million of the proceeds of the 13 5/8% Senior Notes were used by Alamosa (Delaware) to establish a security account to secure on a pro rata basis the payment obligations under all of the Company's unsecured borrowings. As of December 31, 2004, all of the escrowed proceeds had been used in connection with payment of cash interest.

11% Senior Notes — The 11% Senior Notes were issued in November 2003, mature July 31, 2010 and carry a coupon rate of 11%, payable semiannually on January 31 and July 31.

8½% Senior Notes — The 8½% Senior Notes were issued in January 2004, mature January 31, 2012 and carry a coupon rate of 8½%, payable semiannually on January 31 and July 31. The proceeds of these notes were used to permanently repay the Company's senior secured credit facility in January 2004 and for general corporate purposes.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

9 3/8% Senior Notes — The 9 3/8% Senior Notes were assumed in connection with the acquisition of AirGate in February 2005, as discussed in Note 4. These notes were originally issued in February 2004, have a face value of $159,035, mature September 1, 2009 and carry a coupon rate of 9 3/8%, payable semiannually on January 1 and July 1. The 9 3/8% Senior Notes are secured by a second priority lien on the assets of AirGate.

Floating Rate Notes — The Floating Rate Notes were assumed in connection with the acquisition of AirGate in February 2005, as discussed in Note 4. These notes were originally issued in October 2004, have a face value of $175,000, mature October 15, 2011 and bear interest at LIBOR plus 3.75%, payable quarterly on January 15, April 15, July 15 and October 15. The Floating Rate Notes are secured by a first priority lien on the assets of AirGate.

11.    MANDATORILY REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK

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

Beginning on the third anniversary of the date of original issuance of the Series B or Series C Preferred Stock, the Company has the option to redeem outstanding preferred shares for cash. The initial redemption price is 125 percent of the $250 per share liquidation preference, reduced by 5 percent annually thereafter until 2011, after which time the redemption price remains at 100 percent. All outstanding Series B and Series C Preferred Stock must be redeemed by the Company on July 31, 2013.

In accordance with the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," this option to redeem outstanding preferred shares for cash represents a derivative instrument that must be bifurcated and accounted for separately, as the early redemption could potentially double a holder's return on the preferred shares. As a result, an asset was recorded in connection with this early redemption option in November 2003 in the amount of $18.8 million, which represented the fair value of the option upon the issuance of the preferred shares as determined by an independent valuation professional. This derivative is adjusted to fair value at the end of each reporting period with any change in fair value being reflected in earnings for the period. As of March 31, 2005 and December 31, 2004, the fair value of this option was $22.0 million and $21.4 million, respectively.

The Series B Preferred Stock was recorded at fair value as of the date of issuance, or approximately $325 per share, less a portion of the costs incurred in connection with the debt

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

exchange of approximately $4.4 million plus the value assigned to the early redemption option discussed previously. The costs allocated to the Series B Preferred Stock were determined based on the relative fair value of the Series B Preferred Stock to the total fair value of consideration given to the tendering noteholders. In determining the $325 per share fair value of Series B Preferred Stock, the Company engaged the services of an independent valuation professional who used customary methodologies common in the valuation of such instruments to arrive at the fair value.

In May 2004, the Company completed a private exchange transaction with a holder of the 13 5/8% Senior Notes. Pursuant to the transaction, the holder delivered to the Company an aggregate of $150 principal amount of the 13 5/8% Senior Notes in exchange for a newly issued $97 in principal amount of the 11% Senior Notes and 150 shares of Series B Preferred Stock.

During the three months ended March 31, 2005 and 2004, holders of 30,807 and 60 shares, respectively, of Series B Preferred Stock exercised their conversion option or exchanged shares of Series B Preferred Stock with the Company and were granted 2,323,754 and 4,411 shares, respectively, of Alamosa Holdings common stock. In connection with the exchange during the three months ended March 31, 2005, the Company paid a conversion premium to holders in the form of approximately 58,533 shares of common stock valued at $729.

During the three months ended March 31, 2005 and 2004, the Company paid $2,245 and $2,866, respectively, in cash dividends on the Series B Preferred Stock.

Subsequent to March 31, 2005, the Company completed private exchange transactions with holders of 184,860 shares of Series B Preferred Stock. Holders of the Series B Preferred Stock in these transactions received approximately 13.9 million shares of Alamosa Holdings common stock, which included conversion premiums in the form of approximately 324,000 shares valued at approximately $4.0 million.

12.    INCOME TAXES

The Company's effective income tax rate is based on annual income (loss), statutory tax rates, tax planning opportunities, expected future taxable income, and expected reversals of taxable temporary differences. The annual rate is then applied to the Company's quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during 2003 as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance in the three months ended March 31, 2004 resulted in an effective tax rate of 16 percent. The effective tax rate for the three months ended March 31, 2005 is 61 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to non-deductible interest on high yield debt obligations.

13.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of SFAS No. 133, "Accounting for Derivatives and Hedging Activities" in its accounting for derivative financial instruments and hedging activities. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings.

In connection with the acquisition of AirGate on February 15, 2005, as discussed in Note 4, the Company assumed certain common stock purchase warrants that existed at AirGate at the time of acquisition. The terms of the warrants were impacted by the exchange ratio of Alamosa Holdings common stock exchanged for AirGate common stock in the acquisition. As of March 31, 2005, three sets of common stock purchase warrants were outstanding.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

AirGate Warrants — The AirGate Warrants were originally issued by AirGate in connection with an offering of AirGate notes in 1999. As of March 31, 2005, 8,620 AirGate Warrants were outstanding. Each warrant entitles the holder to receive 0.9482 shares of Alamosa Holdings common stock and $3.64 in cash at an exercise price of $0.02 per share and expire on October 1, 2009. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet at fair market value. Changes in fair market value are reflected in earnings for the period. The fair value of the AirGate Warrants at March 31, 2005 is approximately $127.

iPCS Note Warrants — The iPCS Note Warrants were originally issued by iPCS, Inc. ("iPCS") in 2000 and assumed by AirGate upon AirGate's acquisition of iPCS in 2001. As of March 31, 2005, 300,000 iPCS Note Warrants were outstanding. Each warrant entitles the holder to receive 0.6996 shares of Alamosa Holdings common stock at an exercise price of $74.34 per share and expire on July 15, 2011. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet at fair market value. Changes in fair market value are reflected in earnings for the period. The fair value of the iPCS Note Warrants at March 31, 2005 is approximately $1,841.

iPCS Sprint Warrant — The iPCS Sprint Warrant was originally issued by iPCS in 2000 and assumed by AirGate upon AirGate's acquisition of iPCS in 2001. As of March 31, 2005, the iPCS Sprint Warrant to purchase 81,050 shares of Alamosa Holdings common stock at an exercise price of $66.52 per share was outstanding. This warrant expires on July 15, 2007 and is not reflected as a liability in the consolidated balance sheet.

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

In addition to the new fees, the amendments changed the methodology used for settling cash received from subscribers. Historically, actual weekly cash receipts were passed through to the Company by Sprint based on a calculation of an estimate of the portion of that cash related to the Company's activity. Under the new methodology, the Company receives its portion of billed revenue (net of an 8% affiliation fee) less actual written off accounts in the month subsequent to billing regardless of when Sprint collects the cash from the subscriber. The provisions of the amendments became effective on December 1, 2003 and the Company has the right to evaluate subsequent amendments to the affiliation agreements of other similarly situated PCS Affiliates of Sprint and adopt the provisions of those amendments if the Company elects to do so. AirGate amended its agreements with Sprint in August 2004 and the provisions of those amendments are consistent with those of Alamosa Holdings' amended Sprint agreements.

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	For the three months ended March 31,
	2005	2004
Cost of service and other operations	$91,659	$62,638
Cost of products sold	28,579	19,783
Selling and marketing	19,095	10,394
Total	$139,333	$92,815

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

15.    COMMITMENTS AND CONTINGENCIES

Employment agreements — The Company is a party to employment agreements, effective October 1, 2002, and amended as of January 1, 2005, with its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). The CEO's agreement will expire on December 31, 2007 and entitles the CEO to receive an annual base salary of $425 in 2005, subject to increase from time to time. The agreement also provides that so long as he serves on the Company's board of directors, he will serve as Chairman of the Board. The CFO's agreement will expire on December 31, 2006 and entitles him to receive an annual base salary of $400 in 2005, subject to increase from time to time. The CEO and CFO are eligible to receive an annual performance-based bonus with an initial target of $340 and $280, respectively. The executives are entitled to participate in any long-term incentive plans the Company establishes, including Alamosa Holdings' Amended and Restated 1999 Long Term Incentive Plan ("LTIP").

The agreements provide for annual option grants, contingent upon continued employment. The CEO's agreement provides for the grant of options to purchase 80,000 shares, 64,000 shares and 51,200 shares in 2005, 2006 and 2007, respectively. The CFO's agreement provides for the grant of options to purchase 50,000 shares and 40,000 shares in 2005 and 2006, respectively. Additionally, the agreements provide for grants of restricted stock subject to the terms of the LTIP and that vest upon continued employment and in amounts determined based upon attainment of performance goals as set forth in certain restricted stock agreements. The target shares for restricted stock grants for the CEO are 60,000 in 2005, 48,000 in 2006, and 38,400 in 2007. The target shares for restricted stock grants for the CFO are 50,000 in 2005 and 40,000 in 2006. The actual award shares for restricted stock could range from zero to 200% of the target amount.

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

Upon termination of employment by the Company without cause or by the executive for good reason, within thirty days after the date of termination, the Company will provide the terminated executive a lump-sum severance payment equal to the sum of: (i) one year's base salary; (ii) the higher of (x) the executive's target bonus or (y) the average annual bonus the executive earned over the two preceding years (the "Bonus"); and (iii) a pro-rated bonus for the year of termination. If such termination occurs within twelve months following a change in control, the terminated executive is instead entitled to three times his base salary and Bonus, plus a pro-rata bonus for the year of termination. In either case, the terminated executive will also receive continuing welfare and fringe benefits for one year following termination of his employment (two years if such termination occurs within twelve months following a change in control) and all restricted stock and options granted to the executive under the agreement will become vested and exercisable.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

The Company entered into employment agreements on October 1, 2002, as amended as of January 1, 2005 with its Chief Integration Officer ("CIO"), Chief Technology Officer ("CTO"), and Senior Vice President of Corporate Finance ("SVP"). The Company entered into an employment agreement on December 1, 2002, as amended as of January 1, 2005 with its Chief Operating Officer ("COO"). The CIO's agreement will expire on December 31, 2005. The agreements with the CTO, SVP and COO will expire on December 31, 2006.

These agreements provide for annual grants of options to purchase 186,000 shares of Company common stock during 2005 and 2006 and additionally provide for total restricted stock grants among these executives in the target amount of 150,000 shares during 2005 and 2006. The actual award shares for restricted stock could range from zero to 200% of the target amount. Additionally, the agreements entitle the executives to be reimbursed for reasonable business expenses, car allowances, and reimbursement for annual physical exams in amounts as set forth in their agreements as well as other allowed perquisites. They may participate in any incentive, retirement, life, medical, disability and other benefit plans available to the Company's other executives with comparable responsibilities, subject to the terms of those programs.

Upon termination of employment by the Company without cause or by the executive for good reason, within thirty days after the date of termination, the Company will provide the terminated executive a lump-sum severance payment equal to the sum of: (i) one year's base salary; (ii) the executive's Bonus; and (iii) a pro-rated bonus for the year of termination. If such termination occurs within twelve months following a change in control, the terminated executive is instead entitled to receive two times base salary and Bonus, plus a pro-rata bonus for the year of termination. In either case, the terminated executive will also receive continuing welfare and fringe benefits for one year (two years if such termination occurs within twelve months following a change in control) and all restricted stock and options granted to the executive under the agreement will become vested and exercisable.

The agreements contain non-compete and non-solicitation provisions effective for (i) two years following termination of employment by the Company without cause or by the executive for good reason within one year following a change in control or (ii) one year following termination of employment in any other circumstances.

The restricted stock grants associated with the January 2005 employment agreement amendments are considered variable awards as the number of the shares that will ultimately be earned by the employee is not known until December 31 of each year during the term of the agreement (the measurement dates). In accordance with FAS 123 related compensation expense associated with the annual grants is measured based on the fair market value of the award at the measurement date and is recognized over the vesting period.

The restricted stock granted in January 2005 under the terms of these employment agreement amendments vest 65% on March 1, 2006 and 35% on September 1, 2006. Until the measurement date has been reached compensation expense is adjusted for changes in the fair market value. The market value of the restricted stock grants was $2,468 on the date of grant and was recorded as unearned compensation, a component of shareholders' equity. At March 31, 2005, the unearned compensation was adjusted to $2,332 based on a decrease in the fair market value of the award as of March 31, 2005. The non-cash compensation expense recognized during the three months ended March 31, 2005 was $583 resulting in a balance of $1,749 in unearned compensation related to these awards as of March 31, 2005.

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

The issuers in the IPO cases, including the Company, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of the issuers' IPOs, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs' consent. The proposed settlement is subject to agreement among the parties on final settlement documents and the approval of the court. The court has issued a decision and order which preliminarily approves the settlement as to the issuers. The next step in the process is notice to the class of the proposed settlement and the scheduling of a hearing before the court to determine the fairness of the settlement. Neither of these events has occurred as of this date.

In November 2003, December 2003 and January 2004, multiple lawsuits were filed against the Company and David E. Sharbutt, its Chairman and Chief Executive Officer as well as Kendall W. Cowan, its Chief Financial officer. Steven Richardson, the Company's Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. On March 4, 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action.

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint named three of the original defendants (the Company, David Sharbutt and Kendall Cowan), dropped one of the original defendants (Steven Richardson) and named two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remained the same. The consolidated complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint sought recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

defendants' alleged insider trading proceeds. At the end of the putative class period on June 13, 2002, the Company announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleged, among other things, that the Company made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleged that the Company's financial statements were false and misleading because the Company improperly recognized revenue and failed to record adequate allowances for uncollectible receivables.

On March 28, 2005, the Court granted the defendants' motion to dismiss and entered a judgment dismissing this action. On April 22, 2005, the plaintiffs filed a notice of appeal from the dismissal order and judgment to the Fifth Circuit Court of Appeals.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of the Company against certain of its officers and directors: David E. Sharbutt, the Company's Chairman and Chief Executive Officer, Kendall W. Cowan, the Company's Chief Financial Officer, as well as other current and former members of the Company's board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr. Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name the Company as a nominal defendant. On August 27, 2004, the lawsuits were consolidated into one action pending in State District Court in Dallas County, Texas. On November 24, 2004, the plaintiffs filed a consolidated derivative petition. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The defendants filed a motion to stay this action pending the outcome of the federal shareholder action. In the alternative, the defendants filed special exceptions to the consolidated derivative petition requesting dismissal of the action. The plaintiffs served written discovery requests on defendants and in response, defendants filed a motion for protective order and to stay discovery.

On April 27, 2005, the plaintiffs filed a notice of non-suit without prejudice to dismiss the defendants and all claims asserted in this action without prejudice.

By letter dated January 10, 2005, the Company received notice of request for arbitration by PVT Networks, Inc. pursuant to the Outsource Service Provider Agreement by and between PVT Networks, Inc. and the Company. The underlying dispute concerns a request by PVT to be reimbursed for certain costs and fees under the Outsource Service Provider Agreement. In a mediation held on March 29, 2005, the dispute was resolved via settlement whereby the Company agreed to pay to PVT $150 in exchange for certain changes to the terms of the Outsource Service Provider Agreement.

In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, Alan B. Catherall, Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities. The complaints alleged that the prospectus used in connection with the secondary offering of AirGate stock by certain former stockholders of iPCS, a former subsidiary of AirGate, on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. After initially denying motions for appointment of lead plaintiffs and lead plaintiffs' counsel, the Court granted a modified renewed motion for appointment of lead plaintiffs and lead plaintiffs' counsel on August 17, 2004. Pursuant to a consent scheduling order, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004, naming the same defendants (the "Consolidated Complaint").

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

The Consolidated Complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on a number of purported false or misleading statements in the prospectus. Plaintiffs' claims are premised on allegations, among others, that (1) AirGate's business plan was not "fully funded," contrary to what was asserted in the prospectus; (2) disclosures in the prospectus regarding the churn rate experienced by AirGate were untrue and/or misleading; (3) AirGate did not have strong future revenue and profit growth prospects based on its rapid customer growth, contrary to what was allegedly asserted in the prospectus; (4) AirGate's allowance for doubtful accounts was understated in its fiscal 2001 financial statements, and hence AirGate understated its net losses for 2001 and the prospectus incorrectly stated that AirGate's financial statements complied with generally accepted accounting principles; (5) iPCS's network build-out was not nearly complete, contrary to what was allegedly asserted in the prospectus; and (6) the iPCS merger did not significantly enhance shareholder value, contrary to alleged assertions in the prospectus.

On December 30, 2004, defendants filed motions to dismiss the Consolidated Complaint, which are presently pending before the Court. The Company believes that AirGate and the other defendants have meritorious defenses to the claims asserted in the Consolidated Complaint and intends to defend the action vigorously. However, the ultimate outcome of the litigation is not currently predictable, there can be no assurance that the litigation will be resolved in our favor, and an adverse outcome could adversely affect our financial condition. We maintain insurance coverage which could mitigate our exposure to loss in the event of an adverse outcome.

On February 23, 2003, iPCS and its two subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the bankruptcy cases, iPCS filed a motion and obtained an order authorizing it to assume a management agreement between iPCS, AirGate PCS and AirGate Services Co., as amended. AirGate PCS subsequently filed an administrative expense priority claim for amounts that it contends were owed by the Debtors under the assumed management agreement. The claim was for amounts that AirGate PCS might be liable to certain third party vendors for goods and services provided by such vendors to or for the benefit of the Debtors. In their disclosure statement, the Debtors indicated that they might seek to defend against the claim by arguing, among other things, that AirGate PCS has failed to disgorge an alleged preferential transfer in the amount of $3,079 and that the Company, its affiliates, officers, and directors may be subject to claims of the Debtors for mismanagement, breach of fiduciary duties, officer and director liability, and similar claims. The parties engaged in settlement discussions in an effort to resolve all of the disputes between them and on or about April 8, 2005, AirGate PCS and the Debtors entered into a settlement agreement resolving the claims between them. Under the settlement, the Company will receive 8,200 shares of the common stock issued by the Debtors under their confirmed plan of reorganization.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

16.    EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, the Company will be required to adopt the provisions of SFAS No. 123(R) on January 1, 2006. The Company is currently assessing the impact of adopting SFAS No. 123(R) to its consolidated results of operations.

On March 31, 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations" which is an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building's useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the impact of adopting FIN 47 to its consolidated results of operations.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further disclosed in our annual report on Form 10-K for the year ended December 31, 2004 under the sections "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

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

General

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At March 31, 2005, we had total licensed POPs of over 23.2 million, covered POPs of approximately 19.4 million and total subscribers of approximately 1.4 million.

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

Accounting for Business Combinations – The acquisition of AirGate on February 15, 2005 has been accounted for as a business combination in accordance with the provisions of SFAS No. 141, "Business Combinations." Significant assumptions used in connection with allocating the purchase price to identifiable tangible and intangible assets and liabilities as well as unidentifiable goodwill include (i) the value of Alamosa Holdings common stock issued in the transaction, (ii) the value of identifiable intangible assets including value assigned to acquired subscribers and value assigned to the Sprint agreements assumed, (iii) the value of property and equipment acquired, (iv) the value of long term debt assumed and (iv) deferred income tax assets and liabilities attributable to the assets and liabilities acquired. The operations of the acquired company are included in the consolidated results of operations of Alamosa Holdings, from the date of acquisition.

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

Accounting for goodwill and intangible assets – We have recorded certain intangible assets in connection with acquisitions, including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint agreements and the respective subscriber bases in place at the acquired companies at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements. The subscriber base intangible asset is amortized on a straight line basis over the estimated life of the acquired subscribers.

Goodwill was recorded in connection with the acquisition of AirGate in the first quarter of 2005. We account for goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill is tested annually for impairment.

Long-lived asset recovery – Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 83 percent of our total assets at March 31, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Consolidated Results of Operations (dollars in thousands)

For the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004

On February 15, 2005, we completed the acquisition AirGate PCS, Inc. This acquisition added a total of approximately 415,000 subscribers at the time of acquisition. The acquisition was accounted for under the purchase method of accounting such that the results of operations for the acquired entity are included in our consolidated operating results only from the date of acquisition. Accordingly, this impacts the comparison of our results of operations for the three month period ended March 31, 2005.

Subscriber growth and key performance indicators – We had total subscribers of approximately 1,395,000 at March 31, 2005 compared to approximately 773,000 at March 31, 2004. This growth of approximately 622,000 subscribers, or 80 percent year over year, includes 415,000 subscribers acquired in connection with the acquisition of AirGate. Excluding acquired subscribers, subscriber growth was approximately 207,000 subscribers, or 27 percent from March 31, 2004 to March 31, 2005, and compares to 18 percent growth from March 31, 2003 to March 31, 2004. The increase in growth is primarily attributable to an increase in our distribution channels, primarily in our own Sprint retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the first quarter of 2005 was approximately 2.3 percent compared to approximately 2.4 percent for the first quarter of 2004. Increases in churn negatively impact our operations, as we incur significant up front costs in acquiring customers.

Service Revenues – Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $189,980 for the quarter ended March 31, 2005 compared to $124,746 for the quarter ended March 31, 2004. This increase of 52 percent was primarily due to the increase in our subscriber base discussed above. Base ARPU (which does not include roaming revenue) remained relatively consistent in the first quarter of 2005 at $55, compared to $56 in the first quarter of 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming revenue was $55,291 for the quarter ended March 31, 2005, compared to $40,639 for the quarter ended March 31, 2004. This increase of 36 percent was due to a 50 percent increase in inbound roaming minutes to 742 million for the quarter ended March 31, 2005, compared to 496 million for the quarter ended March 31, 2004, driven primarily by additional minutes in the AirGate territories from February 15, 2005 through March 31, 2005. The percentage increase in revenue was less than the percentage increase in minutes due to declining rates from carriers other than Sprint. We have a reciprocal roaming rate arrangement with Sprint pursuant to which per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.17 to 1 for the three months ended March 31, 2005. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

Wholesale revenue was $12,886 for the quarter ended March 31, 2005, compared to $2,514 for the quarter ended March 31, 2004. This increase of 413 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis subsequent to the quarter ended March 31, 2004. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint.

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

Product sales revenue for the first quarter of 2005 was $9,615, compared to $8,791 for the first quarter of 2004. Cost of products sold for the first quarter of 2005 was $28,579, compared to $19,783 for the first quarter of 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $18,964 in the first quarter of 2005 and $10,992 in the first quarter of 2004. The increase in subsidies of $7,972 in 2005 is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 21,000 subscribers and an increase in subsidies associated with handset upgrades of approximately $2,065.

Cost of service and operations (excluding non-cash compensation) – Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $122,275 in the first quarter of 2005 were approximately 42 percent higher than the $86,216 incurred in the first quarter of 2004. The increase in expenses in the first quarter of 2005 was due to the increased volume of traffic carried on our network due both to the increase in our subscribers, including those acquired from AirGate, as well as wholesale and resale customers. Total minutes of use on our network were 3.5 billion minutes in the first quarter of 2005 compared to 2.0 billion minutes in the first quarter of 2004 for an increase in traffic of 75 percent including minutes of use on the network of AirGate from the date of acquisition. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses (excluding non-cash compensation) – Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $45,277 in the first quarter of 2005 were 46 percent higher than the $30,993 incurred in the first quarter of 2004. The increase experienced during the three months ended March 31, 2005 is attributable to an increase in variable costs resulting from increases in gross activations of approximately 27 percent in the first quarter of 2005, as compared to the first quarter of 2004, as well as an increase in subsidies on handsets sold through national retail stores to existing subscribers of approximately $1,554.

General and administrative expenses (excluding non-cash compensation) – General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $9,180 in the first quarter of 2005 were 61 percent higher than the $5,717 incurred in the first quarter of 2004. The increase in the first quarter of 2005 has been the result of increased professional fees associated with regulatory compliance as well as increased personnel and other costs associated with the addition of the AirGate markets.

Merger related expenses – Merger related expenses in the first quarter of 2005 of $1,280 includes $844 related to a fee associated with financing that was not used and $436 related to incremental travel costs associated with the acquisition of AirGate that are not considered part of the cost of the transaction in the purchase price allocation.

Depreciation and amortization – Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $22,381 in the first quarter of 2005, which was 25 percent higher than the $17,929 recorded in the first quarter of 2004. The increase in 2005 is due to the increase in depreciable costs as a result of our capital expenditures in the last nine months of 2004 and the first three months of 2005, as well as depreciation on the property and equipment acquired from AirGate in the first quarter of 2005.

Amortization expense relates to identifiable intangible assets we have recorded related to the agreements with Sprint and the customer base acquired in connection with purchase transactions. Amortization expense of $18,273 in the first quarter of 2005 was 94 percent higher than the $9,404 in the first quarter of 2004. The increase is primarily due to approximately $10,707 in amortization recorded in the first quarter of 2005 related to the identifiable intangible assets recorded in connection with the acquisition of AirGate on February 15, 2005.

(Gain) loss on disposal of property and equipment – We recorded a gain on disposal of property and equipment in the first quarter of 2005 of $24, compared to a loss of $306, in the first quarter of 2004. Impairments recorded in 2004 primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

Non-cash compensation – Non-cash compensation expense of $771 in the first quarter of 2005 was significantly higher than the $26 in the first quarter of 2004. The expense relates to vesting of restricted stock that had been awarded to certain of our officers and directors. The increase in 2005 is due to the issuance of an additional 200,000 shares of restricted stock to our officers in the first quarter of 2005.

Income from operations – Our operating income for the first quarter of 2005 was $19,780, compared to $6,265 for the first quarter of 2004, representing an improvement of $13,515. The improvement in operating income is primarily attributable to the leverage we have achieved in spreading our fixed costs over a larger base of subscribers.

Loss on debt extinguishment – The loss on debt extinguishment of $13,101 recorded in the first quarter of 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Gain on derivative instrument – The Series B Mandatorily Redeemable Convertible Preferred Stock that was issued in November 2003 contains an early call option which allows us to repurchase the preferred stock at a premium beginning in the fourth year after the shares were issued. Based on the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," the derivative instrument related to this early call option has been separated from the value of the preferred stock and recorded separately in our consolidated balance sheet. Changes in the fair value of this option are reflected in earnings each period. The gain on this derivative in the first quarter of 2005 of $632 represents the net increase in the fair value of this option after taking into account the conversion of 30,807 shares of preferred stock during the first quarter of 2005. The gain of $12,672 in the first quarter of 2004 represents the net increase in the fair value of this option during the first quarter of 2004. Conversions in the first quarter of 2004 consisted of only 60 shares of preferred stock.

The gain on derivative instrument for the first quarter of 2005 also includes $217 associated with the decrease in the fair value of warrants assumed in connection with the acquisition of AirGate from the date of acquisition through March 31, 2005. These warrants are recorded as a liability in the consolidated financial statements and changes in fair value are reflected in earnings during the period.

Interest and other income – Interest and other income represents amounts earned on the investment of excess cash, including restricted cash. Income of $1,100 in the first quarter of 2005 was significantly higher than the $168 earned in the first quarter of 2004. The increase in interest and other income earned in the first quarter is primarily due to the fact that during the second quarter of 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. As a result, excess cash has been invested in higher yielding instruments.

Interest expense – Interest expense for the first quarter of 2005 and 2004 included non-cash interest of $6,358 and $6,273, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and premium on the debt assumed in connection with the acquisition of AirGate. The increase in total interest expense to $22,354 in the first quarter of 2005 from $18,235 in the first quarter of 2004 is due primarily to the addition of debt assumed in connection with the acquisition of AirGate in the first quarter of 2005.

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

Cash Flows

Operating activities – Operating cash flows decreased $10,883 in the first quarter of 2005 compared to the first quarter of 2004. This decrease is primarily due to working capital changes of negative $36,771, offset by an improvement in net loss of $12,306 and an increase in non-cash expenses of $12,302.

Investing activities – Our investing cash flows were negative $96,709 in the first quarter of 2005, compared to negative $23,874 in the first quarter of 2004. The increase in negative cash flows of $72,835 is primarily due to $69,756 in net cash paid in connection with the acquisition of AirGate in the first quarter of 2005.

Financing activities – Our financing cash flows decreased in the first quarter of 2005 to $44 from $39,663 in the first quarter of 2004. In the first quarter of 2004, we received net proceeds from an offering of senior notes of approximately $242 million which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility.

Liquidity and Capital Resources

Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While we have incurred net losses since inception and incurred negative cash flows from operating activities in the past, we generated approximately $130 million and $9 million of cash flows from operating activities for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively.

As of March 31, 2005, we had $43 million of cash on hand as well as $95 million in short-term investments, which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we have experienced improvement in subscriber growth in 2004 and the first quarter of 2005, we are continuing to incur net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If net subscriber growth does not continue to improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the first quarter of 2005 was 2.3 percent, compared to 2.3 percent for the year ended December 31, 2004 and 2.7 percent for the year ended December 31, 2003. Although churn has declined over the past two years, we expect that in the near term churn could increase as a result of the implementation of the FCC's WLNP mandate in all of our markets during 2004. Through the first quarter of 2005, we have not experienced a material impact to churn related to WLNP with respect to the markets in which we operate. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

We may not realize the anticipated benefits of our acquisition of AirGate, which took place in February 2005. If we are unable to effectively operate the territories acquired in connection with the acquisition of AirGate, our expected synergies and results of operations of AirGate may not be realized, which could have a material adverse impact on our earnings and cash flows.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS

No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, we will be required to adopt the provisions of SFAS No. 123(R) on January 1, 2006. We are currently assessing the impact of adopting SFAS No. 123(R) to our consolidated results of operations.

On March 31, 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations" which is an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building's useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently assessing the impact of adopting FIN 47 to its consolidated results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

General hedging policies – We have entered into interest rate swap and collar agreements to manage our exposure to interest rate changes in the past. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and through legal review of contracts. We also control exposure to market risk by regularly monitoring changes in interest rate positions under normal and stress conditions to ensure that they do not exceed established limits. Our derivative transactions are used for hedging purposes only and comply with Board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions. As of March 31, 2005, we had no hedging instruments outstanding.

Interest rate risk management – Our interest rate risk management program focuses on minimizing exposure to interest rate movements by setting an optimal mixture of floating and fixed-rate debt. We utilize interest rate swaps and collars to adjust our risk profile relative to any floating rate debt. We have $175,000 in floating rate debt outstanding at March 31, 2005 as a result of our acquisition of AirGate in the first quarter of 2005.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, senior notes and capital leases based on our projected level of long-term indebtedness:

	Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter
	(Dollars In Millions)
Fixed Rate Instruments
12 7/8% senior discount notes (1)	$6	$—	$—	$—	$—	$—
Fixed interest rate	12.875%	N/A	N/A	N/A	N/A	N/A
Principal payments	$6	$—	$—	$—	$—	$—
12% senior discount notes (2)	$233	$233	$233	$233	$—	$—
Fixed interest rate	12.000%	12.000%	12.000%	12.000%	12.000%	N/A
Principal payments	$—	$—	$—	$—	$233	$—
12½% senior notes	$12	$12	$12	$12	$12	$—
Fixed interest rate	12.500%	12.500%	12.500%	12.500%	12.500%	12.500%
Principal payments	$—	$—	$—	$—	$—	$12
13 5/8% senior notes	$2	$2	$2	$2	$2	$—
Fixed interest rate	13.625%	13.625%	13.625%	13.625%	13.625%	13.625%
Principal payments	$—	$—	$—	$—	$—	$2
11% senior notes	$251	$251	$251	$251	$251	$—
Fixed interest rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Principal payments	$—	$—	$—	$—	$—	$251
8½% senior notes	$250	$250	$250	$250	$250	$—
Fixed interest rate	8.500%	8.500%	8.500%	8.500%	8.500%	8.500%
Principal payments	$—	$—	$—	$—	$—	$250
9 3/8% senior notes (3)	$159	$159	$159	$159	$—	$—
Fixed interest rate	9.375%	9.375%	9.375%	9.375%	9.375%	N/A
Principal payments	$—	$—	$—	$—	$159	$—
Variable Rate Instruments
Floating rate notes (3)	$175	$175	$175	$175	$175	$—
Average Interest Rate (4)	6.410%	6.410%	6.410%	6.410%	6.410%	6.410%
Principal payments	$—	$—	$—	$—	$—	$175
Capital leases
Total minimum lease payments (5)	$1.064	$.888	$0.744	$0.600	$0.445	$—
Average Interest Rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Annual lease payments	$0.196	$0.176	$0.144	$0.145	$0.154	$0.445

(1)	The 12 7/8% senior discount notes were called in April 2005.

(2)	Interest will accrete on the 12% senior discount notes through July 31, 2005, at which time the notes will begin to require cash payments of interest.

(3)	The 9 3/8% senior notes and the floating rate notes were assumed in connection with the acquisition of AirGate in the first quarter of 2005.

(4)	The Floating rate notes bear interest at LIBOR plus 3.75%. The rate reflected in the table is the effective rate as of December 31, 2004.

(5)	These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

Our primary market risk exposure relates to:

•	the interest rate risk on long-term and short-term borrowings; and

•	our ability to refinance our senior discount notes and senior notes at maturity at market rates.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company's management with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report is provided to us semi-annually.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

See Part I, Item 1, Note 15 under the caption "Commitments and Contingencies – Litigation" for a description of legal proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 16, 2005, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 30,807 shares of Series B Preferred Stock in exchange for 2,323,754 newly issued shares of Alamosa Holdings common stock. The common stock issued in this transaction was issued in reliance on Section 3(a)(9) of the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At a special meeting of stockholders held on February 15, 2005, the stockholders voted on a proposal to approve the issuance of shares of common stock, par value $0.01 per share, of Alamosa Holdings, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 7, 2004, by and among Alamosa Holdings, Inc., A-Co. Merger Sub, Inc. and AirGate PCS, Inc. The results of that vote are as follows:

Common stock shareholders
For	Against	Abstain
79,992,408	271,314	246,644

Preferred stock shareholders
For	Against	Abstain
82,352	—	—

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

See the Exhibit Index following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALAMOSA HOLDINGS, INC. (Registrant)
/s/ David E. Sharbutt David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ Kendall W. Cowan Kendall W. Cowan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Amended and Restated Certificate of Incorporation of Alamosa Holdings, Inc., filed as Exhibit 1.1 to the Registration Statement on Form 8-A, dated February 14, 2001 of Alamosa Holdings, Inc. (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
3.2	Amended and Restated Bylaws of Alamosa Holdings, Inc., filed as Exhibit 1.2 to the Registration Statement on Form 8-A, dated February 14, 2001 of Alamosa Holdings, Inc. (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to Form 10-Q of Alamosa Holdings, Inc. (SEC File No. 001-16793) for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock, filed as Exhibit 3.2 to Form 10-Q of Alamosa Holdings, Inc. (SEC File No. 001-16793) for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
4.1	First Supplemental Indenture for 9 3/8% Senior Subordinated Secured Notes due 2009, dated as of January 25, 2005, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantors, and The Bank of New York, as the Trustee, filed as Exhibit 4.2 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
4.2	Second Supplemental Indenture for 9 3/8% Senior Subordinated Secured Notes due 2009, dated as of February 15, 2005 by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantors, and The Bank of New York, as the Trustee, filed as Exhibit 4.3 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
4.3	First Supplemental Indenture for First Priority Senior Secured Floating Rate Notes due 2011, dated as of January 25, 2005, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantors, and The Bank of New York, as the Trustee, filed as Exhibit 4.5 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
4.4	Second Supplemental Indenture for First Priority Senior Secured Floating Rate Notes due 2011, dated as of February 15, 2005, by and among AirGate PCS, Inc., AGW Leasing Company, Inc., AirGate Network Services LLC, and AirGate Service Company, Inc., as Guarantors, and The Bank of New York, as the Trustee, filed as Exhibit 4.6 to the current report on the Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated February 18, 2005, which exhibit is incorporated herein by reference.
10.1+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa Holdings, Inc. and David E. Sharbutt, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated December 30, 2004, which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.2+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa Holdings, Inc. and Kendall Cowan, filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated December 30, 2004, which exhibit is incorporated herein by reference.
10.3+	Form of Executive Stock Option Agreement under Alamosa's Amended and Restated 1999 Long Term Incentive Plan, filed as Exhibit 10.3 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated December 30, 2004, which exhibit is incorporated herein by reference.
10.4+	Form of Restricted Stock Agreement under Alamosa's Amended and Restated 1999 Long Term Incentive Plan, filed as Exhibit 10.4 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated December 30, 2004, which exhibit is incorporated herein by reference.
10.5+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Margaret Z. Couch, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated January 6, 2005, which exhibit is incorporated herein by reference.
10.6+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Anthony Sabatino, filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated January 6, 2005, which exhibit is incorporated herein by reference.
10.7+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Loyd I. Rinehart, filed as Exhibit 10.3 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated January 6, 2005, which exhibit is incorporated herein by reference.
10.8+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Steven Richardson, filed as Exhibit 10.4 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated January 6, 2005, which exhibit is incorporated herein by reference.
31.1 *	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit is a management contract or compensatory plan.

*	Exhibit is filed herewith.