Form 10-Q
period 2005-06-30
ALAMOSA HOLDINGS INC
filed 2005-08-09
CIK 1120102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

COMMISSION FILE NUMBER: 0-32357

ALAMOSA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2890997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [X]    NO [    ]

As of August 5, 2005, 162,787,435 shares of common stock, $0.01 par value per share, were issued and outstanding.

ALAMOSA HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALAMOSA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$69,298	$129,917
Short term investments	90,642	50,418
Customer accounts receivable, net	85,399	44,687
Receivable from Sprint	20,677	24,809
Interest receivable	228	216
Inventory	13,845	9,136
Prepaid expenses and other assets	19,476	13,170
Deferred customer acquisition costs	5,614	6,337
Deferred tax asset	4,450	4,230
Total current assets	309,629	282,920
Property and equipment, net	539,684	441,808
Debt issuance costs, net	8,561	9,086
Early redemption option on preferred stock	7,451	21,387
Goodwill	245,087	—
Intangible assets, net	793,839	416,716
Other noncurrent assets	5,671	4,188
Total assets	$1,909,922	$1,176,105
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,207	$24,692
Accrued expenses	55,007	43,916
Payable to Sprint	35,902	35,852
Interest payable	23,589	21,076
Deferred revenue	25,844	22,549
Current installments of capital leases	110	110
Total current liabilities	169,659	148,195
Long term liabilities:
Capital lease obligations	695	749
Other noncurrent liabilities	9,413	5,835
Deferred tax liability	33,844	16,362
Senior notes	1,092,872	739,141
Total long term liabilities	1,136,824	762,087
Total liabilities	1,306,483	910,282
Commitments and contingencies (see Note 15)	—	—
Mandatorily redeemable convertible preferred stock:
Series B preferred stock, $.01 par value; 750,000 shares authorized; 225,363 and 478,987 shares issued and outstanding, respectively	75,820	161,148
Series C preferred stock, $.01 par value; 500,000 shares authorized; no shares issued	—	—
Total mandatorily redeemable convertible preferred stock	75,820	161,148
Stockholders' equity:
Preferred stock, $.01 par value; 8,750,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 290,000,000 shares authorized; 162,659,994 and 114,895,245 shares issued and outstanding, respectively	1,627	1,149
Additional paid-in capital	1,285,186	860,425
Accumulated deficit	(757,080)	(756,834)
Unearned compensation	(2,114)	(65)
Total stockholders' equity	527,619	104,675
Total liabilities and stockholders' equity	$1,909,922	$1,176,105

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues:
Subscriber revenues	$237,692	$133,569	$427,672	$258,315
Roaming and wholesale revenues	89,967	51,705	158,144	94,858
Service revenues	327,659	185,274	585,816	353,173
Product sales	11,720	8,055	21,335	16,846
Total revenue	339,379	193,329	607,151	370,019
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below of $25,250 and $16,962 for the three months ended June 30, 2005 and 2004, respectively, and $46,658 and $33,936 for the six months ended June 30, 2005 and 2004, respectively, and excluding non-cash compensation of $(6) and $2 for the three months ended June 30, 2005 and 2004, respectively, and $69 and $4 for the six months ended June 30, 2005 and 2004, respectively)	162,596	91,062	284,871	177,278
Cost of products sold	29,953	16,379	58,532	36,162
Selling and marketing (excluding non-cash compensation of $(3) and $2 for the three months ended June 30, 2005 and 2004, respectively, and $42 and $4 for the six months ended June 30, 2005 and 2004, respectively)	46,011	31,839	91,288	62,832
General and administrative expenses (excluding non-cash compensation of $725 and $21 for the three months ended June 30, 2005 and 2004, respectively, and $1,376 and $43 for the six months ended June 30, 2005 and 2004, respectively)	9,135	5,706	18,315	11,423
Merger related expenses	—	—	1,280	—
Depreciation and amortization	55,905	25,523	96,559	52,907
Loss on disposal of property and equipment	131	2,604	107	2,910
Non-cash compensation	716	25	1,487	51
Total costs and expenses	304,447	173,138	552,439	343,563
Income from operations	34,932	20,191	54,712	26,456
Loss on debt extinguishment	(482)	—	(482)	(13,101)
Gain (loss) on derivative instruments	(14,925)	(11,926)	(14,076)	746
Interest and other income	1,573	221	2,673	389
Interest expense	(25,295)	(18,952)	(47,649)	(37,187)
Loss before income taxes	(4,197)	(10,466)	(4,822)	(22,697)
Income tax benefit (expense)	4,193	(240)	4,576	(557)
Net loss	(4)	(10,706)	(246)	(23,254)
Preferred stock dividend	(851)	(2,576)	(3,000)	(5,796)
Preferred stock conversion premium	(4,777)	(6,441)	(5,506)	(6,441)
Net loss attributable to common stockholders	$(5,632)	$(19,723)	$(8,752)	$(35,491)
Net loss per common share, basic and diluted	$(0.04)	$(0.19)	$(0.06)	$(0.36)
Weighted average common shares outstanding, basic and diluted	157,080,740	101,885,776	143,090,447	98,688,272

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(246)	$(23,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash compensation	1,487	51
Non-cash interest expense on derivative instruments	—	6
Non-cash accretion of asset retirement obligations	144	91
Non-cash (gain) loss on derivative instruments	14,076	(746)
Provision for bad debts	5,173	4,114
Depreciation and amortization of property and equipment	48,681	35,945
Amortization of intangible assets	47,878	16,962
Amortization of financing costs included in interest expense	454	488
Amortization of debt premium	(1,442)	—
Loss on debt extinguishment	482	13,101
Interest accreted on discount notes	13,171	12,056
Deferred income taxes	(220)	—
Loss on disposal of property and equipment	107	2,910
Merger related expenses	1,280	—
(Increase) decrease in:
Receivables	(985)	(12,579)
Inventory	(378)	17
Prepaid expenses and other assets	(1,394)	1,633
Increase (decrease) in:
Accounts payable and accrued expenses	(54,271)	10,891
Net cash provided by operating activities	73,997	61,686

Cash flows from investing activities:
Proceeds from sale of assets	214	380
Purchases of property and equipment	(65,617)	(42,636)
Acquisition of business, net of cash paid	(69,831)	—
Merger related expenses	(436)	—
Change in restricted cash	—	1
Change in short term investments	4,400	(50,119)
Net cash used in investing activities	(131,270)	(92,374)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	250,000
Redemption of senior notes	(6,800)	—
Repayments of borrowings under senior secured debt	—	(200,000)
Merger related expenses	(844)	—
Debt issuance costs	—	(8,100)
Preferred stock dividends	(3,793)	(6,053)
Preferred stock conversion premium	—	(116)
Stock options exercised	7,876	719
Shares issued to employee stock purchase plan	267	492
Proceeds from restricted stock sales	2	—
Payments on capital leases	(54)	(330)
Net cash provided by (used in) financing activities	(3,346)	36,612

Net increase (decrease) in cash and cash equivalents	(60,619)	5,924
Cash and cash equivalents at beginning of period	129,917	99,644
Cash and cash equivalents at end of period	$69,298	$105,568
Supplemental disclosure of non-cash financing and investing activities:
Stock issued in business combination	$330,848	$—
Warrants assumed in business combination	2,568	—
Fair value of assets acquired in business combination	879,084	—
Fair value of liabilities assumed in business combination	(441,518)	—
Conversion of preferred stock	85,328	65,626
Preferred stock issued in debt exchange	—	51
Non-cash fixed asset additions	127	—
Asset retirement obligations capitalized	321	75
Capitalized lease obligations incurred	—	67
Change in accounts payable for purchases of property and equipment	3,855	(11,186)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

1.	BASIS PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheets at June 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2005 and 2004, the unaudited consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders for each period by the weighted-average outstanding number of common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. Common stock equivalents excluded from diluted net loss per share calculations consisted of options to purchase 2,347,601 and 2,929,360 shares of common stock for the three months ended June 30, 2005 and 2004, respectively. Options to purchase 2,549,241 and 3,009,924 shares of common stock for the six months ended June 30, 2005 and 2004, respectively, have been excluded from diluted net loss per share calculations. Also excluded from diluted net loss per share calculations for all periods presented is the impact of the Series B mandatorily redeemable convertible preferred stock outstanding during the period as the inclusion of the impact of the conversion of this preferred stock would be antidilutive. The number of shares of Series B mandatorily redeemable convertible preferred stock outstanding was 225,363 and 484,585 at June 30, 2005 and 2004, respectively.

In addition, unvested shares of restricted stock awarded to officers and directors have been excluded from the basic weighted-average outstanding number of common shares for the three months and six months ended June 30, 2005 and 2004. For the three months ended June 30, 2005 and 2004, 457,501 and 400,000 shares, respectively, have been excluded. For the six months ended June 30, 2005 and 2004, 457,501 and 400,000 shares respectively have been excluded. For purposes of determining the diluted weighted-average outstanding number of common shares, the shares of restricted stock, which are unvested, are not included in the three and six months ended June 30, 2005 and 2004 as the effect would be antidilutive.

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

Alamosa Holdings common stock is quoted on Nasdaq under the symbol "APCS."

See Note 17 for recent developments in the Company's relationship with Sprint.

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

While the Company has incurred net losses since inception and incurred negative cash flows from operating activities in the past, the Company generated approximately $130 million and $74 million of cash flows from operating activities for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively.

As of June 30, 2005, the Company had $69 million in cash and cash equivalents as well as $91 million in short-term investments, which the Company believes will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

4.	MERGERS AND ACQUISITIONS

AirGate PCS - The Company completed the acquisition of AirGate on February 15, 2005. AirGate was a PCS affiliate of Sprint with 7.4 million licensed population ("POPs") in the Southeastern United States. This acquisition increased the Company's covered POPs by approximately 6.4 million and included the acquisition of approximately 415,000 subscribers. The transaction increased the size and scale of the Company's operations and provided synergies in the form of the elimination of certain fixed costs in AirGate's historical activity. The transaction was accounted for under the purchase method of accounting and the results of the acquired company are included in these consolidated financial statements from the date of acquisition.

The merger consideration consisted of 26.1 million shares of Alamosa Holdings common stock valued at $12.66 per share, representing the average closing price of Alamosa Holdings common stock from February 10, 2005 to February 15, 2005, and approximately $100.0 million in cash plus direct transaction costs of approximately $6.3 million. The Company also assumed the debt of AirGate in the transaction, which had a fair value of approximately $348.4 million as of February 15, 2005.

The Company obtained an independent valuation of AirGate to allocate the purchase price. The result of the allocation is as follows:

Consideration:
Common stock issued	$330,848
Common stock warrants assumed	383
Cash consideration to AirGate stockholders	100,001
Total consideration	431,232
Direct transaction costs	6,334
Long-term debt assumed	348,391
Other liabilities assumed (including deferred taxes)	93,127
Total purchase price	879,084
Allocated to:
Current assets	130,946
Property and equipment	77,085
Other tangible non-current assets	966
Intangible assets (other than goodwill)	425,000
Goodwill	$245,087

The unaudited pro forma condensed consolidated statements of operations for the three months ended June 30, 2004 and for the six months ended June 30, 2005 and 2004 set forth below present the results of operations as if the acquisition had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(dollars in thousands, except as noted)

	For the three months ended June 30, 2004	For the six months ended June 30
		2005	2004
Total revenues	$278,459	$655,455	$532,370
Loss before income tax	(19,620)	(14,284)	(51,188)
Income tax (expense) benefit	(450)	10,374	(1,268)
Net loss	(20,070)	(3,910)	(52,456)
Preferred stock dividends	(2,576)	(3,000)	(5,796)
Preferred stock conversion premium	(6,441)	(5,506)	(6,441)
Net loss attributable to common stockholders	$(29,087)	$(12,416)	$(64,693)
Basic and diluted net loss per share	$(0.23)	$(0.08)	$(0.52)
Weighted average common shares outstanding, basic and diluted	128,018,996	149,732,039	124,821,492

Cleartalk — The Company entered into a purchase agreement with NTCH Colorado, Inc. ("NTCH") in February 2005 with respect to the purchase of certain assets in the Grand Junction, Colorado Basic Trading Area ("BTA"). NTCH operates a wireless telecommunication network in the Grand Junction, Colorado BTA under the brand name Cleartalk. In accordance with the purchase agreement, the Company will acquire subscribers and wireless tower space from NTCH and NTCH will eliminate the Cleartalk brand from the Grand Junction BTA. The commencement date of this agreement is September 1, 2005, at which time the purchase price will be fixed based on the number of Cleartalk subscribers that have been successfully converted to the Company's network. The agreement also provides for the Company to reimburse NTCH for lost earnings during the transition period, which is the period from the execution of the agreement in February 2005 through the commencement date of September 1, 2005.

The consideration to the seller will be in the form of a monthly cash payment for five years from the commencement date. This payment will be consideration for (i) subscribers successfully converted, (ii) rental payment for space on telecommunication towers owned by the seller and (iii) the elimination of the Cleartalk brand in the Grand Junction BTA. The purchase price will be allocated to the assets received based on relative fair value.

5.	STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the three months and six months ended June 30, 2005 or 2004, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the three month and six month periods ended June 30, 2005 and 2004 is related to the vesting of shares of restricted stock awarded to officers and directors and unrestricted shares of stock awarded to directors and is not related to the granting of stock options. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(dollars in thousands, except as noted)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net loss – as reported	$(4)	$(10,706)	$(246)	$(23,254)
Add: stock-based employee compensation included in reported net loss, net of related tax	716	25	1,487	51
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,588)	(1,595)	(3,368)	(2,780)
Net loss – pro forma	(876)	(12,276)	(2,127)	(25,983)
Preferred stock dividend	(851)	(2,576)	(3,000)	(5,796)
Preferred stock conversion premium	(4,777)	(6,441)	(5,506)	(6,441)
Net loss attributable to common stockholders – pro forma	$(6,504)	$(21,293)	$(10,633)	$(38,220)
Net loss per share – as reported Basic and diluted	$(0.04)	$(0.19)	$(0.06)	$(0.36)
Net loss per share – pro forma Basic and diluted	$(0.04)	$(0.21)	$(0.07)	$(0.39)

6.	ACCOUNTS RECEIVABLE

Customer accounts receivable — Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $9,375 and $5,728 at June 30, 2005 and December 31, 2004, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on the Company's historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

Receivable from Sprint — Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	June 30, 2005	December 31, 2004
Net roaming receivable	$15,098	$20,948
Accrued service revenue	4,219	2,910
Other amounts due from Sprint	1,360	951
	$20,677	$24,809

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

Other amounts due from Sprint at June 30, 2005 and December 31, 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $294.9 million and $246.4 million at June 30, 2005 and December 31, 2004, respectively.

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

The following table illustrates the activity with respect to asset retirement obligations for the three months and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$3,070	$1,887	$2,212	$1,813
Obligation assumed in connection with acquisition of AirGate	—	—	575	—
Initial obligation recorded during the period	108	46	321	75
Obligations settled during the period	—	—	—	—
Accretion of obligation during the period	74	46	144	91
Impact of revision in estimates	—	—	—	—
Balance at end of period	$3,252	$1,979	$3,252	$1,979

9.	GOODWILL AND INTANGIBLE ASSETS

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

In connection with the acquisition of AirGate in 2005 as discussed in Note 4, the Company allocated $215,000 to the value of the subscriber base in place at AirGate at the time of acquisition and allocated $210,000 to the value of the Sprint agreements in place at AirGate at the time of acquisition. The values were based on an independent appraisal. The subscriber base intangible will be amortized over the estimated life of the subscribers acquired, or approximately 3 years, and the intangible associated with the Sprint agreements in place will be amortized over the remaining original term of the Sprint agreements assumed in the acquisition, or approximately 13 years.

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired) and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. As a result of the acquisition of AirGate as discussed in Note 4, the Company recorded goodwill during the six months ended June 30, 2005 of $245,087. In accordance with the provisions of SFAS No. 142, this goodwill will be tested annually for impairment.

Goodwill and intangible assets consist of:

	June 30, 2005	December 31, 2004
Goodwill	$245,087	$—
Intangible assets:
Sprint affiliate and other agreements	$742,653	$532,653
Accumulated amortization	(136,939)	(115,937)
Subtotal	605,714	416,716
Subscriber base acquired	244,500	29,500
Accumulated amortization	(56,375)	(29,500)
Subtotal	188,125	—
Intangible assets, net	$793,839	$416,716

Amortization expense related to intangible assets was $29,605 and $7,558 for the three months ended June 30, 2005 and 2004, respectively, and was $47,878 and $16,962 for the six months ended June 30, 2005 and 2004, respectively.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(dollars in thousands, except as noted)

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year ended December 31,
2005	$106,670
2006	117,585
2007	117,585
2008	54,877
2009	45,918
Thereafter	399,081
$841,716

10.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004

12 7/8% Senior Discount Notes, net of discount	$—	$6,293
12% Senior Discount Notes, net of discount	231,103	218,028
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,325
11% Senior Notes	250,895	250,895
8½% Senior Notes	250,000	250,000
9 3/8% Senior Notes	167,695	—
Floating Rate Notes	179,254	—
Total Debt	1,092,872	739,141
Less current maturities	—	—
Long term debt, excluding current maturities	$1,092,872	$739,141

    SENIOR NOTES

12 7/8% Senior Discount Notes — The 12 7/8% Senior Discount Notes were issued in February 2000, mature February 15, 2010, carry a coupon rate of 12 7/8% and provide for interest deferral through February 15, 2005. The 12 7/8% Senior Discount Notes accreted to their $6,389 face amount on February 15, 2005. The 12 7/8% Senior Discount Notes were redeemed in April 2005 at a premium of $411. Additionally, $71 in unamortized loan costs was charged to expense when the notes were redeemed.

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

In connection with a debt exchange completed in November 2003, the Company issued 679,495 shares of Series B Preferred Stock to noteholders who tendered their notes in the exchange. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7½% of the $250 per share liquidation preference. Dividends are payable quarterly in arrears on the last calendar day of each January, April, July and October. Until July 31, 2008, the Company has the option to pay dividends in (i) cash, (ii) shares of Alamosa Holdings Series C Preferred Stock, (iii) shares of Alamosa Holdings common stock or (iv) a combination thereof. After July 31, 2008, all dividends are payable in cash only. Holders of the Series B Preferred Stock are entitled to participate in any dividends declared on Alamosa Holdings common stock based on the number of common shares the Series B Preferred Stock could be converted into immediately prior to the declaration of the common stock dividend. The Series C Preferred Stock has essentially the same terms as the Series B Preferred Stock with the exception of the conversion rate, as discussed below.

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

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(dollars in thousands, except as noted)

In accordance with the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," this option to redeem outstanding preferred shares for cash represents a derivative instrument that must be bifurcated and accounted for separately, as the early redemption could potentially double a holder's return on the preferred shares. As a result, an asset was recorded in connection with this early redemption option in November 2003 in the amount of $18.8 million, which represented the fair value of the option upon the issuance of the preferred shares as determined by an independent valuation professional. This derivative is adjusted to fair value at the end of each reporting period with any change in fair value being reflected in earnings for the period. As of June 30, 2005 and December 31, 2004, the fair value of this option was $7.5 million and $21.4 million, respectively.

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

During the six months ended June 30, 2005 and 2004, holders of 253,624 and 195,060 shares, respectively, of Series B Preferred Stock exercised their conversion option or exchanged shares of Series B Preferred Stock with the Company and were granted 19,088,502 and 15,212,953 shares, respectively, of Alamosa Holdings common stock. In connection with the conversions during the six months ended June 30, 2005, the Company paid conversion premiums to certain holders in the form of 439,681 shares of common stock valued at $5,506. In connection with the conversions during the six months ended June 30, 2004, the Company paid conversion premiums to certain holders in the form of 870,310 shares of common stock valued at $6,325 and $116 in cash.

During the six months ended June 30, 2005 and 2004, the Company paid $3,793 and $6,053, respectively, in cash dividends on the Series B Preferred Stock.

12.	INCOME TAXES

The Company's effective income tax rate is based on annual income (loss), statutory tax rates, tax planning opportunities, expected future taxable income and expected reversals of taxable temporary differences. The annual rate is then applied to the Company's quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during 2003 as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance in the six months ended June 30, 2004 resulted in an effective tax rate of negative 2.4 percent. The effective tax rate for the six months ended June 30, 2005 is 95 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to non-deductible interest on high yield debt obligations and the reduction of deferred tax assets associated with preferred shares converted to common stock during the period.

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

In connection with the acquisition of AirGate on February 15, 2005, as discussed in Note 4, the Company assumed certain common stock purchase warrants that existed at AirGate at the time of acquisition. The terms of the warrants were impacted by the exchange ratio of Alamosa Holdings common stock exchanged for AirGate common stock in the acquisition. As of June 30, 2005, three sets of common stock purchase warrants were outstanding.

AirGate Warrants — The AirGate Warrants were originally issued by AirGate in connection with an offering of AirGate notes in 1999. As of June 30, 2005, 8,620 AirGate Warrants were outstanding. Each warrant entitles the holder to receive 0.9482 shares of Alamosa Holdings common stock and $3.64 in cash at an exercise price of $0.02 per share and expires on October 1, 2009. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet at fair market value. Changes in fair market value are reflected in earnings for the period. The fair value of the AirGate Warrants at June 30, 2005 is approximately $145.

iPCS Note Warrants — The iPCS Note Warrants were originally issued by iPCS, Inc. ("iPCS") in 2000 and assumed by AirGate upon AirGate's acquisition of iPCS in 2001. As of June 30, 2005, 300,000 iPCS Note Warrants were outstanding. Each warrant entitles the holder to receive 0.6996 shares of Alamosa Holdings common stock at an exercise price of $74.34 per share and expires on July 15, 2010. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet at fair market value. Changes in fair market value are reflected in earnings for the period. The fair value of the iPCS Note Warrants at June 30, 2005 is approximately $2,180.

iPCS Sprint Warrant — The iPCS Sprint Warrant was originally issued by iPCS in 2000 and assumed by AirGate upon its acquisition of iPCS in 2001. As of June 30, 2005, the iPCS Sprint Warrant to purchase 81,050 shares of Alamosa Holdings common stock at an exercise price of $66.52 per share was outstanding. This warrant expires on July 15, 2007 and is not reflected as a liability in the consolidated balance sheet as it was included in the fair value of equity issued in the transaction.

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

In 2003, the Company executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was initially set at $7.70 per average subscriber per month through December 31, 2006 and will be recorded in cost of service and operations in the consolidated

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(dollars in thousands, except as noted)

statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee was initially calculated as a percentage of certain of Sprint PCS' selling and marketing expenses and was to be applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee will be recorded in selling and marketing expenses in the consolidated statement of operations. In March 2004, the Company exercised its rights under a most favored nations clause in the Sprint agreements to implement the terms of an agreement entered into between Sprint and another PCS Affiliate of Sprint. As a result, the Company entered into new amendments that increased the per-activation fee and decreased the price to the Company on purchases of handsets and accessories. Additionally, the March 2004 amendments increased the reciprocal roaming rate for data services from $0.0014 per Kb to $0.0020 per Kb and extended the fixed reciprocal rates for voice and data roaming through December 31, 2006. In June 2004, the Company further amended its agreements with Sprint to (i) reduce the combined service bureau fee from $7.70 to $7.00 per average subscriber per month and (ii) change the per-activation fee from a percentage of certain of Sprint PCS' selling and marketing expenses to a fixed rate of $23.00 per activation.

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

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Cost of service and operations	$122,171	$66,509	$213,830	$129,146
Cost of products sold	29,953	16,379	58,532	36,162
Selling and marketing	15,424	10,815	34,519	21,209
Total	$167,548	$93,703	$306,881	$186,517

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

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(dollars in thousands, except as noted)

These agreements provide for annual grants of options to purchase 186,000 shares of Company common stock during 2005 and 2006 and additionally provide for total restricted stock grants among these executives in the target amount of 150,000 shares during 2005 and 2006. The actual award shares for restricted stock could range from zero to 200% of the target amount. Additionally, the agreements entitle the executives to be reimbursed for reasonable business expenses, car allowances, and reimbursement for annual physical exams in amounts as set forth in their agreements as well as other allowed prerequisites. They may participate in any incentive, retirement, life, medical, disability and other benefit plans available to the Company's other executives with comparable responsibilities, subject to the terms of those programs.

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

The restricted stock grants associated with the January 2005 employment agreement amendments are considered variable awards as the number of the shares that will ultimately be earned by the employee is not known until December 31 of each year during the term of the agreement (the measurement dates). In accordance with FAS 123, related compensation expense associated with the annual grants is measured based on the fair market value of the award at the measurement date and is recognized over the vesting period.

The restricted stock granted in January 2005 under the terms of these employment agreement amendments vest 65% on March 1, 2006 and 35% on September 1, 2006. Until the measurement date has been reached, compensation expense is adjusted for changes in the fair market value. The market value of the restricted stock grants was $2,468 on the date of grant and was recorded as unearned compensation, a component of shareholders' equity. At June 30, 2005, the unearned compensation was adjusted to $2,778 based on an increase in the fair market value of the award as of June 30, 2005. The non-cash compensation expense recognized during the six months ended June 30, 2005 was $1,066 resulting in a balance of $1,712 in unearned compensation related to these awards as of June 30, 2005.

Litigation — The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the SEC for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(dollars in thousands, except as noted)

the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company's favor. On October 13, 2004, the Court granted the plaintiffs' motion for class certification in cases against six of the issuers (not including the Company), and stated that the order of certification gave "strong guidance, if not dispositive effect" in the cases involving all other issuers. The underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to hear the appeal of the certification on an interlocutory basis, and on June 30, 2005, the Second Circuit granted their request. The Second Circuit has ordered the appeal to be scheduled and briefed in the normal course.

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

On March 28, 2005, the Court granted the defendants' motion to dismiss and entered a judgment dismissing this action. On April 22, 2005, the lead plaintiff filed a notice of appeal from the dismissal order and judgment to the Fifth Circuit Court of Appeals. On May 17, 2005, the Fifth Circuit Court of Appeals dismissed the appeal pursuant to the unopposed motion of lead plaintiff/appellant.

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

The Consolidated Complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on a number of purported false or misleading statements in the prospectus. Plaintiffs' claims are premised on allegations, among others, that (i) AirGate's business plan was not "fully funded," contrary to what was asserted in the prospectus; (ii) disclosures in the prospectus regarding the churn rate experienced by AirGate were untrue and/or misleading; (iii) AirGate did not have strong future revenue and profit growth prospects based on its rapid customer growth, contrary to what was allegedly asserted in the prospectus; (iv) AirGate's allowance for doubtful accounts was understated in its fiscal 2001 financial statements, and hence AirGate understated its net losses for 2001 and the prospectus incorrectly stated that AirGate's financial statements complied with generally accepted accounting principles; (v) iPCS's network build-out was not nearly complete, contrary to what was allegedly asserted in the prospectus; and (vi) the iPCS merger did not significantly enhance shareholder value, contrary to alleged assertions in the prospectus.

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

On February 23, 2003, iPCS and its two subsidiaries, iPCS Wireless, Inc. and iPCS Equipment, Inc. (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the bankruptcy cases, iPCS filed a motion and obtained an order authorizing it to assume a management agreement between iPCS, AirGate PCS and AirGate Services Co., as amended. AirGate PCS subsequently filed an administrative expense priority claim for amounts that it contends were owed by the Debtors under the assumed management agreement. The claim was for amounts that AirGate PCS might be liable to certain third party vendors for goods and services provided by such vendors to or for the benefit of the Debtors. In their disclosure statement, the Debtors indicated that they might seek to defend against the claim by arguing, among other things, that AirGate PCS has failed to disgorge an alleged preferential transfer in the amount of $3,079 and that the Company, its affiliates, officers, and directors may be subject to claims of the Debtors for mismanagement, breach of fiduciary duties, officer and director liability, and similar claims. The parties engaged in settlement discussions in an effort to resolve all of the disputes between them and on or about April 8, 2005, AirGate PCS and the Debtors entered into a settlement agreement resolving the claims between them. Under the settlement, the Company received 8,200 shares of the common stock issued by the Debtors under their confirmed plan of reorganization.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.

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

17.	SUBSEQUENT EVENT

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel currently operates a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel have announced that they intend to close the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., a wholly-owned subsidiary of Alamosa, the Company believes that Nextel's operation of a wireless mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger will constitute a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel following the announcement of their pending merger, the Company believes that actions that Sprint and

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(dollars in thousands, except as noted)

Nextel intend to take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and Alamosa's other operating subsidiaries.

As previously disclosed, the Company had been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa's subsidiaries, including AirGate. However, the Company concluded that it was unlikely that it would be able to reach a mutually acceptable resolution with Sprint prior to the closing of the Sprint-Nextel merger, and, on August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the pending merger, Sprint will breach the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. The Company's other operating subsidiaries also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

Under the Company's affiliation agreements with Sprint, an event of termination can be declared by the Company after a material breach by Sprint is not cured within the applicable grace period, which, without extension by the Company, could be as much as 180 days. If the Company has the right to terminate its management agreements because of an event of termination caused by Sprint, generally the Company may (i) require Sprint to purchase all of its operating assets used in connection with its portion of the PCS network of Sprint, (ii) in all areas in the Company's territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreements, require Sprint to assign to the Company, subject to governmental approval, up to 10 MHz of licensed spectrum or (iii) choose not to terminate its management agreements and sue Sprint for damages or other relief or submit the matter to arbitration.

Should the breach not be cured by Sprint or a modification, waiver or extension not be granted by the Company, the election by the Company to terminate the affiliation agreements would constitute an event of default under each series of the Company's outstanding senior notes. Upon an event of default, the holders of the senior notes would have the right to demand payment and the Company may not have adequate liquidity to satisfy this obligation. At this point in time, management of the Company does not anticipate that an event of termination of the affiliation agreements will occur.

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

General

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At June 30, 2005, we had total licensed POPs of over 23.2 million, covered POPs of approximately 19.7 million and total subscribers of approximately 1.4 million.

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

Accounting for business combinations — The acquisition of AirGate PCS, Inc. ("AirGate") on February 15, 2005 has been accounted for as a business combination in accordance with the provisions of SFAS No. 141, "Business Combinations." Significant assumptions used in connection with allocating the purchase price to identifiable tangible and intangible assets and liabilities as well as unidentifiable goodwill include (i) the value of Alamosa Holdings common stock issued in the transaction, (ii) the value of identifiable intangible assets including value assigned to acquired subscribers and value assigned to the Sprint agreements assumed, (iii) the value of property and equipment acquired, (iv) the value of long term debt assumed and (iv) deferred income tax assets and liabilities attributable to the assets and liabilities acquired. The operations of the acquired company are included in the consolidated results of operations of Alamosa Holdings from the date of acquisition.

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

Accounting for goodwill and intangible assets — We have recorded certain intangible assets in connection with acquisitions, including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint agreements and the respective subscriber bases in place at the acquired companies at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements. The subscriber base intangible asset is amortized on a straight line basis over the estimated life of the acquired subscribers.

Goodwill was recorded in connection with the acquisition of AirGate in the first quarter of 2005. We account for goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, goodwill is tested annually for impairment.

Long-lived asset recovery — Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 83 percent of our total assets at June 30, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

Operating leases — Operating leases and related leasehold improvement costs are accounted for based on the provisions of SFAS No. 13, "Accounting for Leases." We have a significant number of leases primarily associated with towers and other locations on which we install our network equipment. These leases are considered operating leases and the monthly rentals are expensed as incurred while any capital expenditures associated with preparing the site for our use are capitalized and depreciated. These capital expenditures are depreciated over the shorter of the lease term or the economic life of the respective assets. Additionally, certain of these operating leases contain rent escalation provisions over the term of the respective leases. For those leases with escalation provisions, the periodic rental expense is recorded on a straight line basis over the lease term.

Income taxes — We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, we utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

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

Consolidated Results of Operations (dollars in thousands)

For the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004

On February 15, 2005, we completed the acquisition of AirGate. This acquisition added approximately 415,000 subscribers at the time of acquisition. The acquisition was accounted for under the purchase method of accounting such that the results of operations for the acquired entity are included in our consolidated operating results only from the date of acquisition. Accordingly, this impacts the comparison of our results of operations for the six month period ended June 30, 2005.

Subscriber growth and key performance indicators — We had total subscribers of approximately 1,447,000 at June 30, 2005 compared to approximately 813,000 at June 30, 2004. This growth of approximately 634,000 subscribers, or 78 percent year over year, includes 415,000 subscribers acquired in connection with the acquisition of AirGate. Excluding acquired subscribers, subscriber growth was approximately 219,000 subscribers, or 27 percent, from June 30, 2004 to June 30, 2005, compared to 20 percent growth from June 30, 2003 to June 30, 2004. The increase in growth is primarily attributable to an increase in our distribution channels, primarily in our own Sprint retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the second quarter of 2005 was approximately 2.1 percent compared to approximately 2.1 percent for the second quarter of 2004. Increases in churn negatively impact our operations, as we incur significant up front costs in acquiring customers.

Service revenues — Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $237,692 for the quarter ended June 30, 2005 compared to $133,569 for the quarter ended June 30, 2004. This increase of 78 percent was primarily due to the increase in our subscriber base discussed above. Subscriber revenues were $427,672 for the six months ended June 30, 2005 compared to $258,315 for the six months ended June 30, 2004. This increase of 66 percent was also due to the increase in the subscriber base discussed above. Base ARPU (which does not include roaming revenue) remained consistent in the second quarter of 2005 at $56 compared to $56 in the second quarter of 2004. Base ARPU in the first six months of 2005 was $55, which was slightly lower than base ARPU of $56 in the first six months of 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming revenue was $76,588 for the quarter ended June 30, 2005 compared to $45,774 for the quarter ended June 30, 2004. This increase of 67 percent was due to a 78 percent increase in inbound roaming minutes to 984 million for the quarter ended June 30, 2005, compared to 553 million for the quarter ended June 30, 2004, driven primarily by additional minutes in the AirGate territories. Roaming revenue was $131,879 for the six months ended June 30, 2005 compared to $86,412 for the six months ended June 30, 2004. This increase of 53 percent was primarily due to a 70 percent increase in inbound roaming minutes to 1.7 billion for the six months ended June 30, 2005 compared to 1.0 billion for the six months ended June 30, 2004. The percentage increase in revenue in both the three and six month periods ended June 30, 2005 was less than the percentage increase in minutes due to declining rates from carriers other than Sprint. We have a reciprocal roaming rate arrangement with Sprint pursuant to which per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.17 to 1 for the six months ended June 30, 2005. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

Wholesale revenue was $13,379 for the quarter ended June 30, 2005 compared to $5,931 for the quarter ended June 30, 2004. This increase of 126 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis subsequent to June 30, 2004. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint. Wholesale revenue was $26,265 for the six months ended June 30, 2005 compared to $8,446 for the six months ended June 30, 2004. This increase of 211 percent was also due to the addition of wholesale subscribers discussed above.

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

Product sales revenue for the quarter ended June 30, 2005 was $11,720 compared to $8,055 for the quarter ended June 30, 2004. Cost of products sold for the quarter ended June 30, 2005 was $29,953 compared to $16,379 for the quarter ended June 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $18,233 in the quarter ended June 30, 2005 and $8,324 in the quarter ended June 30, 2004. Product sales revenue for the six months ended June 30, 2005 was $21,335 compared to $16,846 for the six months ended June 30, 2004. Cost of products sold for the six months ended June 30, 2005 was $58,532 compared to $36,162 for the six months ended June 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $37,197 in the six months ended June 30, 2005 and $19,316 in the six months ended June 30, 2004. The increase in subsidies of $9,909 and $17,881 in the three and six months ended June 30, 2005, respectively, is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 14,000 and 35,000 subscribers, respectively, and an increase in subsidies associated with handset upgrades of approximately $2,590 and $4,655, respectively.

Cost of service and operations — Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $162,596 in the quarter ended June 30, 2005 were approximately 79 percent higher than the $91,062 incurred in the quarter ended June 30, 2004. Expenses of $284,871 in the six months ended June 30, 2005 were approximately 61 percent higher than the $177,278 incurred in the six months ended June 30, 2004. The increase in expenses in the three and six months ended June 30, 2005 was due to the increased volume of traffic carried on our network due both to the increase in our subscribers, including those acquired from AirGate, as well as wholesale and resale customers. Total minutes of use on our network were 4.5 billion minutes in the quarter ended June 30, 2005 compared to 2.2 billion minutes in the quarter ended June 30, 2004 for an increase in traffic of 105 percent including minutes of use on the network of AirGate from the date of acquisition. Total minutes of use on our network were 8.0 billion minutes in the six months ended June 30, 2005 compared to 4.2 billion minutes in the six months ended June 30, 2004 for an increase in traffic of 90 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses — Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $46,011 in the quarter ended June 30, 2005 were 45 percent higher than the $31,839 incurred in the quarter ended June 30, 2004. Total selling and marketing expenses of $91,288 in the six months ended June 30, 2005 were 45 percent higher than the $62,832 incurred in the six months ended June 30, 2004. The increase experienced during the three months and six months ended June 30, 2005 is attributable to an increase in variable costs resulting from increases in gross activations of approximately 54,000 and 102,000 in the three months and six months ended June 30, 2005, respectively, as compared to the three months and six months ended June 30, 2004, as well as an increase in subsidies on handsets sold through national retail stores to existing subscribers of approximately $2,909 and $4,464 in the three months and six months ended June 30, 2005, respectively.

General and administrative expenses — General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $9,135 in the quarter ended June 30, 2005 were 60 percent higher than the $5,706 incurred in the quarter ended June 30, 2004. General and administrative expenses of $18,315 in the six months ended June 30, 2005 were 60 percent higher than the $11,423 incurred in the six months ended June 30, 2004. The increase in the three and six months ended June 30, 2005 has been the result of increased professional fees associated with regulatory compliance as well as increased personnel and other costs associated with the addition of the AirGate markets.

Merger related expenses — Merger related expenses in the six months ended June 30, 2005 of $1,280 includes $844 related to a fee associated with financing that was not used and $436 related to incremental travel costs associated with the acquisition of AirGate that are not considered part of the cost of the transaction in the purchase price allocation.

Depreciation and amortization — Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $26,300 in the quarter ended June 30, 2005, which was 46 percent higher than the $17,965 recorded in the quarter ended June 30, 2004. Depreciation totaled $48,681 in the six months ended June 30, 2005, which was 35 percent higher than the $35,945 recorded in the six months ended June 30, 2004. The increase in the three and six months ended June 30, 2005 is due to the increase in depreciable costs as a result of our capital expenditures in the last six months of 2004 and the first six months of 2005, as well as depreciation on the property and equipment acquired from AirGate in the first quarter of 2005.

Amortization expense relates to identifiable intangible assets we have recorded related to the agreements with Sprint and the customer base acquired in connection with purchase transactions. Amortization expense of $29,605 in the quarter ended June 30, 2005 was 292 percent higher than the $7,558 in the quarter ended June 30, 2004. Amortization expense of $47,878 in the first six months of 2005 was 182 percent higher than the $16,962 in the first six months of 2004. The increase in both the three and six months ended June 30, 2005 is due to additional amortization recorded in the three and six months ended June 30, 2005 related to the identifiable intangible assets recorded in connection with the acquisition of AirGate on February 15, 2005.

Loss on disposal of property and equipment — We recorded a loss on disposal of property and equipment in the three and six months ended June 30, 2005 of $131 and $107, respectively, compared to a loss of $2,604 and $2,910 in the three and six months ended June 30, 2004, respectively. Losses recorded in 2004 primarily relate to the abandonment of certain network equipment with a carrying value of approximately $2.1 million that had become technologically obsolete.

Non-cash compensation — Non-cash compensation expense of $716 in the quarter ended June 30, 2005 was significantly higher than the $25 in the quarter ended June 30, 2004. The expense relates to vesting of restricted stock that had been awarded to certain of our officers and directors. Non-cash compensation expense of $1,487 in the six months ended June 30, 2005 was significantly higher than the $51 in the six months ended June 30, 2004. The increase in 2005 is due to the issuance of an additional 200,000 shares of restricted stock to our officers and the issuance of 54,000 shares of restricted stock to our directors in the first quarter of 2005 and an additional 3,501 shares issued to a director in the second quarter of 2005.

Income from operations — Our operating income for the quarter ended June 30, 2005 was $34,932, compared to $20,191 for the quarter ended June 30, 2004, representing an improvement of $14,741. Our operating income for the six months ended June 30, 2005 was $54,712, compared to $26,456 for the six months ended June 30, 2004, representing an improvement of $28,256. The improvement in operating income is primarily attributable to the leverage we have achieved in spreading our fixed costs over a larger base of subscribers.

Loss on debt extinguishment — The loss on debt extinguishment of $482 recorded in the three months and six months ended June 30, 2005 includes a premium paid on early redemption of our 12 7/8% Senior Discount Notes in April 2005 of $411 and $71 in unamortized loan costs written off upon the redemption of these notes. The loss on debt extinguishment of $13,101 recorded in the six months ended June 30, 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Gain (loss) on derivative instruments — The Series B Mandatorily Redeemable Convertible Preferred Stock that was issued in November 2003 contains an early call option which allows us to repurchase the preferred stock at a premium beginning in the fourth year after the shares were issued. Based on the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," the derivative instrument related to this early call option has been separated from the value of the preferred stock and recorded separately in our consolidated balance sheet. Changes in the fair value of this option are reflected in earnings each period. The loss on this derivative in the quarter ended June 30, 2005 was $14,568 and represents the net decrease in the fair value of this option after taking into account the conversion of 222,817 shares of preferred stock during the quarter ended June 30, 2005. The loss on derivative instrument for the quarter ended June 30, 2005 also includes $357 associated with the increase in the fair value of warrants assumed in connection with the acquisition of AirGate. These warrants are recorded as a liability in the consolidated financial statements and changes in fair value are reflected in earnings during the period. The loss of $11,926 in the quarter ended June 30, 2004 represents the net decrease in the fair value of this option during the quarter ended June 30, 2004. Conversions in the second quarter of 2004 consisted of 195,000 shares of preferred stock.

The loss on the early call option in the six months ended June 30, 2005 was $13,936 and represents the net decrease in the fair value of this option after taking into account the conversion of 253,624 shares of preferred stock during the six months ended June 30, 2005. The loss on derivative instruments for the six months ended June 30, 2005 also includes $140 associated with the increase in the fair value of warrants assumed in connection with the acquisition of AirGate from the date of acquisition through June 30, 2005. The gain of $746 in the six months ended June 30, 2004 represents the net increase in the fair value of the early call option after consideration of the conversion of 195,060 shares of preferred stock during the first six months of 2004.

Interest and other income — Interest and other income represents amounts earned on the investment of excess cash. Income of $1,573 in the quarter ended June 30, 2005 was significantly higher than the $221 earned in the quarter ended June 30, 2004. Income of $2,673 in the six months ended June 30, 2005 was significantly higher than the $389 earned in the six months ended June 30, 2004. The increase in interest and other income earned in the three months and six months ended June 30, 2005 is primarily due to the fact that during the quarter ended June 30, 2004, the Board of

Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. As a result, excess cash has been invested in higher yielding instruments.

Interest expense — Interest expense for the quarter ended June 30, 2005 and 2004 included non-cash interest of $5,825 and $6,278, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and premium on the debt assumed in connection with the acquisition of AirGate. The increase in total interest expense to $25,295 in the quarter ended June 30, 2005 from $18,952 in the quarter ended June 30, 2004 is due primarily to the addition of debt assumed in connection with the acquisition of AirGate in the quarter ended March 31, 2005. Interest expense for the six months ended June 30, 2005 and 2004 included non-cash interest of $12,183 and $12,550, respectively. The increase in total interest expense to $47,649 in the six months ended June 30, 2005 from $37,187 in the six months ended June 30, 2004 is also due to the increased debt assumed in connection with the acquisition of AirGate.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of organizational costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with the acquisitions completed in the first quarter of 2001 and first quarter of 2005, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired, particularly intangible assets.

The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the quarter ended June 30, 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. The valuation allowance was further increased in 2004 to reflect the deferred tax assets at the amounts expected to be realized. The 2005 forecasted annual effective tax rate reflects a release of a portion of the valuation allowance based upon projected 2005 taxable income. On a quarterly basis, we evaluate the need for and adequacy of the valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Cash Flows

Operating activities — Operating cash flows increased $12,311 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase is primarily due to an improvement in net loss of $23,008.

Investing activities — Our investing cash flows were negative $131,270 in the six months ended June 30, 2005 compared to negative $92,374 in the six months ended June 30, 2004. The increase in negative cash flows of $38,896 is primarily due to $69,831 in net cash paid in connection with the acquisition of AirGate in the quarter ended March 31, 2005.

Financing activities — Our financing cash flows decreased in the six months ended June 30, 2005 to negative $3,346 from positive $36,612 in the six months ended June 30, 2004. In the six months ended June 30, 2004, we received net proceeds from an offering of senior notes of approximately $242 million, which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility.

Liquidity and Capital Resources

Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While we have incurred net losses since inception and incurred negative cash flows from operating activities in the past, we generated approximately $130 million and $74 million of cash flows from operating activities for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively.

As of June 30, 2005, we had $69 million of cash on hand as well as $91 million in short-term investments, which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel currently operates a wireless mobility communications network in certain territories in which we also provide digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel have announced that they intend to close the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., our wholly-owned subsidiary, we believe that Nextel's operation of a wireless mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger will constitute a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel following the announcement of their pending merger, we believe that actions that Sprint and Nextel intend to take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and Alamosa's other operating subsidiaries.

As previously disclosed, we had been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa's subsidiaries, including AirGate. However, we concluded that it was unlikely that we would be able to reach a mutually acceptable resolution with Sprint prior to the closing of the Sprint-Nextel merger, and, on August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the pending merger, Sprint will breach the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. Our other operating subsidiaries also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

Under our affiliation agreements with Sprint, an event of termination can be declared by us after a material breach by Sprint is not cured within the applicable grace period, which, without extension by us, could be as much as 180 days. If we have the right to terminate our management agreements because of an event of termination caused by Sprint, generally we may (i) require Sprint to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint, (ii) in all areas in our territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreements, require Sprint to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum or (iii) choose not to terminate our management agreements and sue Sprint for damages or other relief or submit the matter to arbitration.

Should the breach not be cured by Sprint or a modification, waiver or extension not be granted by us, the election by us to terminate the affiliation agreements would constitute an event of default under each series of our outstanding senior notes. Upon an event of default, the holders of the senior notes would have the right to demand payment and we may not have adequate liquidity to satisfy this obligation. At this point in time, we do not anticipate that an event of termination of the affiliation agreements will occur.

During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we have experienced improvement in subscriber growth in 2004 and through the first six months of 2005, we are continuing to incur net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If net subscriber growth does not continue to improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the second quarter of 2005 was 2.1 percent compared to 2.3 percent for the year ended December 31, 2004 and 2.7 percent for the year ended December 31, 2003. Although churn has declined over the past two years, we expect that in the near term churn could increase. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.

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

General hedging policies — We have entered into interest rate swap and collar agreements to manage our exposure to interest rate changes in the past. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and through legal review of contracts. We also control exposure to market risk by regularly monitoring changes in interest rate positions under normal and stress conditions to ensure that they do not exceed established limits. Our derivative transactions are used for hedging purposes only and comply with Board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions. As of June 30, 2005, we had no hedging instruments outstanding.

Interest rate risk management — Our interest rate risk management program focuses on minimizing exposure to interest rate movements by setting an optimal mixture of floating and fixed-rate debt. We utilize interest rate swaps and collars to adjust our risk profile relative to any floating rate debt. We have $175,000 in floating rate debt outstanding at June 30, 2005 as a result of our acquisition of AirGate in the first quarter of 2005.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, senior notes and capital leases based on our projected level of long-term indebtedness:

	Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter
	(Dollars In Millions)
Fixed Rate Instruments
12 7/8% senior discount notes (1)	$6	$—	$—	$—-	$—	$—
Fixed interest rate	12.875%	N/A	N/A	N/A	N/A	N/A
Principal payments	$6	$—	$—	$—	$—	$—
12% senior discount notes (2)	$233	$233	$233	$233	$—	$—
Fixed interest rate	12.000%	12.000%	12.000%	12.000%	12.000%	N/A
Principal payments	$—	$—	$—	$—	$233	$—
12½% senior notes	$12	$12	$12	$12	$12	$—
Fixed interest rate	12.500%	12.500%	12.500%	12.500%	12.500%	12.500%
Principal payments	$—	$—	$—	$—	$—	$12
13 5/8% senior notes	$2	$2	$2	$2	$2	$—
Fixed interest rate	13.625%	13.625%	13.625%	13.625%	13.625%	13.625%
Principal payments	$—	$—	$—	$—	$—	$2
11% senior notes	$251	$251	$251	$251	$251	$—
Fixed interest rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Principal payments	$—	$—	$—	$—	$—	$251
8½% senior notes	$250	$250	$250	$250	$250	$—
Fixed interest rate	8.500%	8.500%	8.500%	8.500%	8.500%	8.500%
Principal payments	$—	$—	$—	$—	$—	$250
9 3/8% senior notes (3)	$159	$159	$159	$159	$—	$—
Fixed interest rate	9.375%	9.375%	9.375%	9.375%	9.375%	N/A
Principal payments	$—	$—	$—	$—	$159	$—
Variable Rate Instruments
Floating rate notes (3)	$175	$175	$175	$175	$175	$—
Average Interest Rate (4)	6.410%	6.410%	6.410%	6.410%	6.410%	6.410%
Principal payments	$—	$—	$—	$—	$—	$175
Capital leases
Total minimum lease payments (5)	$1.064	$.888	$0.744	$0.600	$0.445	$—
Average Interest Rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Annual lease payments	$0.196	$0.176	$0.144	$0.145	$0.154	$0.445

(1)	The 12 7/8% senior discount notes were called in April 2005.

(2)	Interest will accrete on the 12% senior discount notes through July 31, 2005, at which time the notes will begin to require cash payments of interest.

(3)	The 9 3/8% senior notes and the floating rate notes were assumed in connection with the acquisition of AirGate in the first quarter of 2005.

(4)	The Floating rate notes bear interest at LIBOR plus 3.75%. The rate reflected in the table is the effective rate as of December 31, 2004.

(5)	These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

Our primary market risk exposure relates to:

•	the interest rate risk on long-term and short-term borrowings; and

•	our ability to refinance our senior discount notes and senior notes at maturity at market rates.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company's management with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

See Part I, Item 1, Note 15 under the caption "Commitments and Contingencies – Litigation" for a description of legal proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 7, 2005, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 26,666 shares of Series B Preferred Stock in exchange for 2,011,401 newly issued shares of Alamosa Holdings common stock. On April 15, 2005, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 91,332 shares of Series B Preferred Stock in exchange for 6,889,117 newly issued shares of Alamosa Holdings common stock. On April 22, 2005, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 37,661 shares of Series B Preferred Stock in exchange for 2,825,682 newly issued shares of Alamosa Holdings common stock. On May 3, 2005, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 29,017 shares of Series B Preferred Stock in exchange for 2,177,128 newly issued shares of Alamosa Holdings common stock. On May 13, 2005, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 10,352 shares of Series B Preferred Stock in exchange for 776,704 newly issued shares of Alamosa Holdings common stock. On June 8, 2005, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 20,272 shares of Series B Preferred Stock in exchange for 1,520,996 newly issued shares of Alamosa Holdings common stock. On June 29, 2005, we completed a private exchange transaction pursuant to which a holder of Series B Preferred Stock delivered to us 7,333 shares of Series B Preferred Stock in exchange for 550,191 newly issued shares of Alamosa Holdings common stock. The common stock issued in each of these transactions was issued in reliance on Section 3(a)(9) of the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on June 2, 2005 the stockholders voted on:

1)	the election of four directors for a term of three years expiring in 2008 and until their successors are duly elected and qualified:

	Common stock shareholders		Preferred stock shareholders
	For	Withheld	For	Withheld
Kendall W. Cowan	124,949,790	3,462,011	394,986	4,492
Schuyler B. Marshall	128,089,861	321,940	395,315	4,163
Thomas F. Riley	105,132,791	23,279,010	381,048	18,430
Jane E. Shivers	128,234,714	177,087	399,478	-0-

2)	a proposal to approve an amendment to the Company's Third Amended and Restated Employee Stock Purchase Plan ("ESPP") to (a) increase the number of shares of Company common stock authorized for issuance under the ESPP by 400,000 shares, from 3,900,000 shares to 4,300,000 shares, and (b) increase the number of shares of Company common stock added to the ESPP each fiscal year from 200,000 shares to 400,000 shares:

Common stock shareholders
For	Against	Abstain	Broker Non-Votes
83,966,201	1,436,724	40,552	42,968,324

Preferred stock shareholders
For	Against	Abstain	Broker Non-Votes
85,598	3,355	-0-	310,525

3)	a proposal to approve an amendment to the Company's Amended and Restated 1999 Long-Term Incentive Plan to include specified performance goals upon which the vesting and payment of awards, such as restricted stock awards, may be made contingent:

Common stock shareholders
For	Against	Abstain	Broker Non-Votes
83,506,751	1,893,037	43,689	42,968,324

Preferred stock shareholders
For	Against	Abstain	Broker Non-Votes
88,806	507	-0-	310,165

4)	a proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the 2005 fiscal year:

Common stock shareholders
For	Against	Abstain	Broker Non-Votes
127,514,237	887,765	9,800	-0-

Preferred stock shareholders
For	Against	Abstain	Broker Non-Votes
398,418	1,060	-0-	-0-

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

See the Exhibit Index following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALAMOSA HOLDINGS, INC. (Registrant)
/s/ David E. Sharbutt David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ Kendall W. Cowan Kendall W. Cowan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Amended and Restated Certificate of Incorporation of Alamosa Holdings, Inc., filed as Exhibit 1.1 to the Registration Statement on Form 8-A, dated February 14, 2001 of Alamosa Holdings, Inc. (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
3.2	Amended and Restated Bylaws of Alamosa Holdings, Inc., filed as Exhibit 1.2 to the Registration Statement on Form 8-A, dated February 14, 2001 of Alamosa Holdings, Inc. (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to Form 10-Q of Alamosa Holdings, Inc. (SEC File No. 001-16793) for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock, filed as Exhibit 3.2 to Form 10-Q of Alamosa Holdings, Inc. (SEC File No. 001-16793) for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
10.1+	The Third Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated June 8, 2005, which exhibit is incorporated herein by reference.
10.2+	The Amended and Restated 1999 Long-Term Incentive Plan, filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated June 8, 2005, which exhibit is incorporated herein by reference.
31.1 *	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit is a management contract or compensatory plan.

*	Exhibit is filed herewith.