Form 10-Q
period 2005-09-30
ALAMOSA HOLDINGS INC
filed 2005-11-09
CIK 1120102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

COMMISSION FILE NUMBER: 0-32357

ALAMOSA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2890997
(State or other jurisdiction of incorporataion or organization)	(I.R.S. Employer Identification No.)

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

YES       NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO

As of November 7, 2005, 163,406,829 shares of common stock, $0.01 par value per share, were issued and outstanding.

ALAMOSA HOLDINGS, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALAMOSA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$102,248	$129,917
Short term investments	87,073	50,418
Customer accounts receivable, net	72,857	44,687
Receivable from Sprint	34,777	24,809
Interest receivable	202	216
Inventory	13,333	9,136
Prepaid expenses and other assets	18,259	13,170
Deferred customer acquisition costs	5,282	6,337
Deferred tax asset	15,941	4,230
Total current assets	349,972	282,920
Property and equipment, net	546,553	441,808
Debt issuance costs, net	8,334	9,086
Early redemption option on preferred stock	—	21,387
Goodwill	245,410	—
Intangible assets, net	767,923	416,716
Other noncurrent assets	5,668	4,188
Total assets	$1,923,860	$1,176,105
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,110	$24,692
Accrued expenses	61,417	43,916
Payable to Sprint	34,394	35,852
Interest payable	19,493	21,076
Deferred revenue	32,981	22,549
Current installments of capital leases	106	110
Total current liabilities	165,501	148,195
Long term liabilities:
Capital lease obligations	671	749
Other noncurrent liabilities	11,631	5,835
Deferred tax liability	49,587	16,362
Senior notes	1,094,475	739,141
Total long term liabilities	1,156,364	762,087
Total liabilities	1,321,865	910,282
Commitments and contingencies (see Note 16)	—	—
Mandatorily redeemable convertible preferred stock:
Series B preferred stock, $.01 par value; 750,000 shares authorized; 220,301 and 478,987 shares issued and outstanding, respectively	66,666	161,148
Series C preferred stock, $.01 par value; 500,000 shares authorized; no shares issued	—	—
Total mandatorily redeemable convertible preferred stock	66,666	161,148
Stockholders' equity:
Preferred stock, $.01 par value; 8,750,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 290,000,000 shares authorized; 163,389,291 and 114,895,245 shares issued and outstanding, respectively	1,634	1,149
Additional paid-in capital	1,289,563	860,425
Accumulated deficit	(754,213)	(756,834)
Unearned compensation	(1,655)	(65)
Total stockholders' equity	535,329	104,675
Total liabilities and stockholders' equity	$1,923,860	$1,176,105

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share amounts)

	For the three months ended September 30		For the nine months ended September 30
	2005	2004	2005	2004
Revenues:
Subscriber revenues	$239,474	$143,623	$667,146	$401,938
Roaming and wholesale revenues	98,284	59,106	256,428	153,964
Service revenues	337,758	202,729	923,574	555,902
Product sales	11,667	8,637	33,002	25,483
Total revenue	349,425	211,366	956,576	581,385
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below of $25,462 and $17,327 for the three months ended September 30, 2005 and 2004, respectively, and $72,120 and $51,263 for the nine months ended September 30, 2005 and 2004, respectively, and excluding non-cash compensation of $114 and $2 for the three months ended September 30, 2005 and 2004, respectively, and $252 and $6 for the nine months ended September 30, 2005 and 2004, respectively)	170,652	99,250	455,523	276,528
Cost of products sold	28,763	20,265	87,295	56,427
Selling and marketing	46,982	40,090	138,270	102,922
General and administrative expenses (excluding non-cash compensation of $987 and $28 for the three months ended September 30, 2005 and 2004, respectively, and $2,336 and $75 for the nine months ended September 30, 2005 and 2004, respectively)	8,826	5,861	27,141	17,284
Merger related expenses	—	—	1,280	—
Depreciation and amortization	55,995	25,886	152,554	78,793
Loss on disposal of property and equipment	406	172	513	3,082
Non-cash compensation	1,101	30	2,588	81
Total costs and expenses	312,725	191,554	865,164	535,117
Income from operations	36,700	19,812	91,412	46,268
Loss on debt extinguishment	—	—	(482)	(13,101)
Gain (loss) on derivative instruments	571	1,200	(13,505)	1,946
Interest and other income	1,737	362	4,410	751
Interest expense	(26,088)	(19,206)	(73,737)	(56,393)
Income (loss) before income taxes	12,920	2,168	8,098	(20,529)
Income tax expense	(10,053)	—	(5,477)	(557)
Net income (loss)	2,867	2,168	2,621	(21,086)
Preferred stock dividend	(1,041)	(2,282)	(4,041)	(8,078)
Preferred stock conversion premium	—	(160)	(5,506)	(6,600)
Net income (loss) attributable to common stockholders	$1,826	$(274)	$(6,926)	$(35,764)
Net income (loss) per common share:
Basic	$0.01	$(0.00)	$(0.05)	$(0.35)
Diluted	$0.01	$(0.00)	$(0.05)	$(0.35)
Weighted average common shares outstanding:
Basic	162,434,441	112,845,429	149,609,302	103,441,770
Diluted	165,344,812	112,845,429	149,609,302	103,441,770

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,621	$(21,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation	2,588	81
Non-cash interest expense on derivative instruments	—	6
Non-cash accretion of asset retirement obligations	222	139
Non-cash (gain) loss on derivative instruments	13,505	(1,946)
Provision for bad debts	10,054	7,603
Depreciation and amortization of property and equipment	75,183	54,269
Amortization of intangible assets	77,371	24,524
Amortization of financing costs included in interest expense	681	718
Amortization of debt premium	(2,039)	—
Loss on debt extinguishment	482	13,101
Interest accreted on discount notes	15,371	18,351
Deferred income taxes	4,033	—
Loss on disposal of property and equipment	513	3,082
Merger related expenses	1,280	—
(Increase) decrease in:
Receivables	(7,398)	(20,318)
Inventory	134	531
Prepaid expenses and other assets	524	1,816
Increase (decrease) in:
Accounts payable and accrued expenses	(46,037)	7,571
Net cash provided by operating activities	149,088	88,442
Cash flows from investing activities:
Proceeds from sale of assets	303	569
Purchases of property and equipment	(112,453)	(63,765)
Purchase of intangible asset	—	(453)
Acquisition of business, net of cash paid	(70,790)	—
Merger related expenses	(436)	—
Change in restricted cash	—	1
Change in short term investments	7,969	(50,342)
Net cash used in investing activities	(175,407)	(113,990)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	250,000
Redemption of senior notes	(6,800)	—
Repayments of borrowings under senior secured debt	—	(200,000)
Merger related expenses	(844)	—
Debt issuance costs	—	(8,206)
Preferred stock dividends	(4,849)	(8,349)
Preferred stock conversion premium	—	(276)
Stock options exercised	10,058	1,441
Shares issued to employee stock purchase plan	1,165	978
Proceeds from restricted stock sales	2	—
Payments on capital leases	(82)	(415)
Net cash provided by (used in) financing activities	(1,350)	35,173

ALAMOSA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (CONTINUED)
(dollars in thousands)

	For the nine months ended September 30,
	2005	2004
Net increase (decrease) in cash and cash equivalents	(27,669)	9,625
Cash and cash equivalents at beginning of period	129,917	99,644
Cash and cash equivalents at end of period	$102,248	$109,269
Supplemental disclosure of non-cash financing and investing activities:
Stock issued in business combination	$330,848	$—
Warrants assumed in business combination	2,568	—
Fair value of assets acquired in business combination	879,457	—
Fair value of liabilities assumed in business combination	(441,796)	—
Conversion of preferred stock	87,031	67,219
Preferred stock issued in debt exchange	—	51
Non-cash fixed asset additions	1,277	—
Asset retirement obligations capitalized	437	143
Capitalized lease obligations incurred	—	67
Change in accounts payable for purchases of property and equipment	(9,233)	(9,532)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

1.    BASIS PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheets at September 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2004, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

Certain reclassifications have been made to prior period balances to conform to current period presentation.

2.    ORGANIZATION AND BUSINESS OPERATIONS

Alamosa Holdings, Inc. ("Alamosa Holdings") is a PCS Affiliate of Sprint with the exclusive right to provide wireless personal communications services under the Sprint brand name in a territory encompassing approximately 23.2 million residents. Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Southeastern, Northwestern and Midwestern United States. Alamosa (Delaware), Inc. ("Alamosa (Delaware)"), a subsidiary of Alamosa Holdings, was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS LLC's ("Alamosa LLC") membership interests, and Alamosa LLC became wholly-owned by Alamosa (Delaware).

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

While the Company has incurred net losses and negative cash flows from operating activities in the past, the Company generated approximately $130 million and $149 million of cash flows from operating activities for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively.

As of September 30, 2005, the Company had $102 million in cash and cash equivalents as well as $87 million in short-term investments, which the Company believes will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

4.    MERGERS AND ACQUISITIONS

AirGate PCS — The Company completed the acquisition of AirGate on February 15, 2005. AirGate was a PCS affiliate of Sprint with 7.4 million licensed population ("POPs") in the Southeastern United States. This acquisition increased the Company's covered POPs by approximately 6.4 million and included the acquisition of approximately 415,000 subscribers. The transaction increased the size and scale of the Company's operations and provided synergies in the form of the elimination of certain fixed costs in AirGate's historical activity. The transaction was accounted for under the purchase method of accounting and the results of the acquired company are included in these consolidated financial statements from the date of acquisition.

The merger consideration consisted of 26.1 million shares of Alamosa Holdings common stock valued at $12.66 per share, representing the average closing price of Alamosa Holdings common stock from February 10, 2005 to February 15, 2005, and approximately $100.0 million in cash plus direct transaction costs of approximately $6.4 million. The Company also assumed the debt of AirGate in the transaction, which had a fair value of approximately $348.4 million as of February 15, 2005.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

The Company obtained an independent valuation of certain assets of AirGate to facilitate the allocation of the purchase price. The preliminary result of the allocation is as follows:

Consideration:
Common stock issued	$330,848
Common stock warrants assumed	383
Cash consideration to AirGate stockholders	100,001
Total consideration	431,232
Direct transaction costs	6,429
Long-term debt assumed	348,391
Other liabilities assumed (including deferred taxes)	93,405
Total purchase price	879,457
Allocated to:
Current assets	130,996
Property and equipment	77,085
Other tangible non-current assets	966
Intangible assets (other than goodwill)	425,000
Goodwill	$245,410

The unaudited pro forma condensed consolidated statements of operations for the three months ended September 30, 2004 and for the nine months ended September 30, 2005 and 2004 set forth below present the results of operations as if the acquisition had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

	For the three months ended September 30, 2004	For the nine months ended September 30,
		2005	2004
Total revenues	$301,967	$1,004,860	$834,337
Loss before income tax	(445)	(1,592)	(51,633)
Income tax (expense) benefit	—	1,077	(1,401)
Net loss	(445)	(515)	(53,034)
Preferred stock dividends	(2,282)	(4,041)	(8,078)
Preferred stock conversion premium	(160)	(5,506)	(6,600)
Net loss attributable to common stockholders	$(2,887)	$(10,062)	$(67,712)
Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.52)
Weighted average common shares outstanding, basic and diluted	138,979,566	153,917,127	129,575,907

Cleartalk — The Company entered into an asset purchase agreement with NTCH Colorado, Inc. ("NTCH") in February 2005 with respect to the purchase of certain assets in the Grand Junction, Colorado Basic Trading Area ("BTA"). NTCH operated a wireless telecommunication network in the

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

Grand Junction, Colorado BTA under the brand name Cleartalk. In accordance with the purchase agreement, the Company acquired subscribers and entered into operating leases for wireless tower space from NTCH and NTCH eliminated the Cleartalk brand from the Grand Junction BTA. The commencement date of this agreement was September 1, 2005, at which time the purchase price was fixed based on the number of Cleartalk subscribers that had been successfully converted to the Company's network. The agreement also provided for the Company to reimburse NTCH for lost earnings during the transition period, which was the period from the execution of the agreement in February 2005 through the commencement date of September 1, 2005 and amounted to approximately $865.

The consideration to the seller is made up of the $865 for lost earnings discussed above and a monthly cash payment of $143 for five years beginning September 1, 2005. Included in the monthly payment is $91 related to the operating leases entered into and $52 in consideration for the subscribers and elimination of the Cleartalk brand. The purchase price was allocated to the assets received based on relative fair value.

5.    EARNINGS PER SHARE

Basic earnings per share ("EPS") are based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS after assuming the issuance of common stock for all potentially dilutive shares, whether exercisable or not.

The Series B Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series B Preferred Stock as if it had been converted into common stock. The Company uses the two-class method for its participating securities for EPS calculations. The following is a reconciliation of basic and diluted EPS for the three and nine month periods ending September 30, 2005 and 2004:

Basic EPS – Two Class Method:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$2,867	$2,168	$2,621	$(21,086)
Preferred stock dividend	(1,041)	(2,282)	(4,041)	(8,078)
Preferred stock conversion premium	—	(160)	(5,506)	(6,600)
Net income (loss) attributable to common stockholders	1,826	(274)	(6,926)	(35,764)
Amount allocable to common stockholders	91%	100%	100%	100%
Rights to undistributed earnings (losses)	1,662	(274)	(6,926)	(35,764)
Weighted average common shares outstanding	162,434,441	112,845,429	149,609,302	103,441,770
Basic EPS	$0.01	$(0.00)	$(0.05)	$(0.35)

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

Diluted EPS:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders	$1,826	$(274)	$(6,926)	$(35,764)
Weighted average common shares outstanding	162,434,441	112,845,429	149,609,302	103,441,770
Dilutive effect of stock options	2,444,707	—	—	—
Dilutive effect of warrants	8,163	—	—	—
Dilutive effect of unvested restricted stock	457,501	—	—	—
Diluted weighted average common shares outstanding	165,344,812	112,845,429	149,609,302	103,441,770
Diluted EPS	$0.01	$(0.00)	$(0.05)	$(0.35)

Stock options of 2,830,485, 2,523,268 and 2,941,948 have been excluded from the diluted weighted average common shares outstanding for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004, respectively, as the impact would be antidilutive.

Shares underlying warrants of 8,162 have been excluded from the diluted weighted average common shares outstanding for the nine months ended September 30, 2005, as the impact would be antidilutive. The Company had no warrants in the three and nine months ended September 30, 2004.

Restricted stock of 400,000, 457,501 and 400,000 have been excluded from the diluted weighted average common shares outstanding for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004, respectively, as the impact would be antidilutive.

The Series B Preferred Stock is considered in diluted EPS using the "if-converted" method if the impact is dilutive. Approximately 16.2 million shares underlying the Series B Preferred Stock has been excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2005, as the impact would be antidilutive. Approximately 35.3 million shares underlying the Series B Preferred Stock has been excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2004, as the impact would be antidilutive.

6.    STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the three months and nine months ended September 30, 2005 or 2004, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the three month and nine month periods ended September 30, 2005 and 2004 is related to the vesting of shares of restricted stock awarded to officers and directors and unrestricted shares of stock awarded to directors and is not related to the granting of stock options. The following table illustrates the effect on net loss and

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) – as reported	$2,867	$2,168	$2,621	$(21,086)
Add: stock-based employee compensation included in reported net loss, net of related tax	683	30	1,605	81
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,332)	(3,662)	(3,678)	(6,442)
Net income (loss) – pro forma	2,218	(1,464)	548	(27,447)
Preferred stock dividend	(1,041)	(2,282)	(4,041)	(8,078)
Preferred stock conversion premium	—	(160)	(5,506)	(6,600)
Net income (loss) attributable to common stockholders – pro forma	$1,177	$(3,906)	$(8,999)	$(42,125)
Net income (loss) per share – as reported:
Basic	$0.01	$(0.00)	$(0.05)	$(0.35)
Diluted	$0.01	$(0.00)	$(0.05)	$(0.35)
Net income (loss) per share – pro forma:
Basic	$0.01	$(0.03)	$(0.06)	$(0.41)
Diluted	$0.01	$(0.03)	$(0.06)	$(0.41)

7.    ACCOUNTS RECEIVABLE

Customer accounts receivable — Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $9,670 and $5,728 at September 30, 2005 and December 31, 2004, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on the Company's historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

Receivable from Sprint — Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	September 30, 2005	December 31, 2004
Net roaming receivable	$25,124	$20,948
Accrued service revenue	8,486	2,910
Other amounts due from Sprint	1,167	951
	$34,777	$24,809

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

Other amounts due from Sprint at September 30, 2005 and December 31, 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

8.    PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $321.4 million and $246.4 million at September 30, 2005 and December 31, 2004, respectively.

9.    ASSET RETIREMENT OBLIGATIONS

For the Company's leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. The obligations associated with the Company's operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company has estimated the costs by type of lease to be incurred upon the termination of the lease for restoration costs, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest rate method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

The following table illustrates the activity with respect to asset retirement obligations for the three months and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$3,252	$1,979	$2,212	$1,813
Obligation assumed in connection with acquisition of AirGate	—	—	575	—
Initial obligation recorded during the period	116	68	437	143
Obligations settled during the period	—	—	—	—
Accretion of obligation during the period	78	48	222	139
Impact of revision in estimates	—	—	—	—
Balance at end of period	$3,446	$2,095	$3,446	$2,095

10.    GOODWILL AND INTANGIBLE ASSETS

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

In connection with the purchase of assets from NTCH Colorado, Inc. on September 1, 2005 as discussed in Note 4, the Company allocated the consideration to the assets received based on relative fair values. The subscribers acquired were valued at $3,444 and will be amortized over the estimated life of the subscribers acquired or approximately three years. The non-competition agreement entered into by the seller was valued at $133 and will be amortized over the life of the agreement which is six years.

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

As a result of the acquisition of AirGate as discussed in Note 4, the Company recorded goodwill of $245,410. In accordance with the provisions of SFAS No. 142, this goodwill will be tested annually for impairment.

Goodwill and intangible assets consist of:

	September 30, 2005	December 31, 2004
Goodwill	$245,410	$—
Intangible assets:
Sprint affiliate and other agreements	$742,653	$532,653
Accumulated amortization	(148,418)	(115,937)
Subtotal	594,235	416,716
Subscriber base acquired	247,944	29,500
Accumulated amortization	(74,387)	(29,500)
Subtotal	173,557	—
Non-compete agreement	133	—
Accumulated amortization	(2)	—
Subtotal	131	—
Intangible assets, net	$767,923	$416,716

Amortization expense related to intangible assets was $29,493 and $7,562 for the three months ended September 30, 2005 and 2004, respectively, and $77,371 and $24,524 for the nine months ended September 30, 2005 and 2004, respectively.

Aggregate amortization expense relative to intangible assets for the periods shown is estimated to be as follows:

Year ended December 31,
2005	$107,060
2006	117,585
2007	117,585
2008	54,877
2009	45,918
Thereafter	402,269
$845,294

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

11.    LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
12 7/8% Senior Discount Notes, net of discount	$—	$6,293
12% Senior Discount Notes, net of discount	233,303	218,028
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,325
11% Senior Notes	250,895	250,895
8½% Senior Notes	250,000	250,000
9 3/8% Senior Notes	167,063	—
Floating Rate Notes	179,289	—
Total Debt	1,094,475	739,141
Less current maturities	—	—
Long term debt, excluding current maturities	$1,094,475	$739,141

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

12% Senior Discount Notes — The 12% Senior Discount Notes were issued in November 2003, mature July 31, 2009, carry a coupon rate of 12% and provide for interest deferral through July 31, 2005. The 12% Senior Discount Notes accreted to their $233 million face amount on July 31, 2005. Beginning January 31, 2006, interest is paid in cash semiannually.

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

12.	MANDATORILY REDEEMABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK

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

In accordance with the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," this option to redeem outstanding preferred shares for cash was bifurcated and accounted for separately, as the early redemption could potentially double a holder's return on the preferred shares. As a result, an asset was recorded in connection with this early redemption option in November 2003 in the amount of $18.8 million, which represented the fair value of the option upon the issuance of the preferred shares as determined by an independent valuation professional. This derivative was adjusted to fair value at the end of each reporting period with any change in fair value being reflected in earnings for the period. The Company elected to early adopt the provisions of Derivative Implementation Group ("DIG") Issues B38 and B39 as of July 1, 2005. DIG Issue B38, "Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option" and Issue B39, "Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor," were cleared by the FASB in June 2005. As a result of the early adoption of these

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

two Issues the book value of this derivative in the amount of $7,451 was combined with the carrying value of the Series B Preferred Stock and further changes in market value will no longer be reflected in earnings.

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

During the nine months ended September 30, 2005 and 2004, holders of 258,686 and 199,646 shares, respectively, of Series B Preferred Stock exercised their conversion option or exchanged shares of Series B Preferred Stock with the Company and were granted 19,460,706 and 15,561,188 shares, respectively, of Alamosa Holdings common stock. In connection with the conversions during the nine months ended September 30, 2005, the Company paid conversion premiums to certain holders in the form of 439,681 shares of common stock valued at $5,506. In connection with the conversions during the nine months ended September 30, 2004, the Company paid conversion premiums to certain holders in the form of 870,310 shares of common stock valued at $6,324 and $276 in cash.

During the nine months ended September 30, 2005 and 2004, the Company paid $4,849 and $8,349, respectively, in cash dividends on the Series B Preferred Stock.

13.    INCOME TAXES

The Company's effective income tax rate is based on annual income (loss), statutory tax rates, tax planning opportunities, expected future taxable income and expected reversals of taxable temporary differences. The annual rate is then applied to the Company's quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during 2003 as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance in the nine months ended September 30, 2004 resulted in an effective tax rate of negative 2.7 percent. The effective tax rate for the nine months ended September 30, 2005 is 68 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to non-deductible interest on high yield debt obligations and the reduction of deferred tax assets associated with preferred shares converted to common stock during the period.

14.    DERIVATIVE FINANCIAL INSTRUMENTS

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

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

In connection with the acquisition of AirGate on February 15, 2005, as discussed in Note 4, the Company assumed certain common stock purchase warrants that existed at AirGate at the time of acquisition. As of September 30, 2005, three sets of common stock purchase warrants were outstanding.

AirGate Warrants — The AirGate Warrants were originally issued by AirGate in connection with an offering of AirGate notes in 1999. As of September 30, 2005, 8,620 AirGate Warrants were outstanding. Each warrant entitles the holder to receive 0.9482 shares of Alamosa Holdings common stock and $3.64 in cash at an exercise price of $0.02 per share and expires on October 1, 2009. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet at fair market value. Changes in fair market value are reflected in earnings for the period. The fair value of the AirGate Warrants at September 30, 2005 is approximately $171.

iPCS Note Warrants — The iPCS Note Warrants were originally issued by iPCS, Inc. ("iPCS") in 2000 and assumed by AirGate upon AirGate's acquisition of iPCS in 2001. As of September 30, 2005, 300,000 iPCS Note Warrants were outstanding. Each warrant entitles the holder to receive 0.6996 shares of Alamosa Holdings common stock at an exercise price of $74.34 per share and expires on July 15, 2010. Due to the fact that these warrants require settlement with registered shares of Alamosa Holdings common stock, these warrants are reflected as a liability in the consolidated balance sheet at fair market value. Changes in fair market value are reflected in earnings for the period. The fair value of the iPCS Note Warrants at September 30, 2005 is approximately $1,583.

iPCS Sprint Warrant — The iPCS Sprint Warrant was originally issued by iPCS in 2000 and assumed by AirGate upon its acquisition of iPCS in 2001. As of September 30, 2005, the iPCS Sprint Warrant to purchase 81,050 shares of Alamosa Holdings common stock at an exercise price of $66.52 per share was outstanding. This warrant expires on July 15, 2007 and is not reflected as a liability in the consolidated balance sheet as it was included in the fair value of equity issued in the transaction.

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

In 2003, the Company executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was initially set at $7.70 per average subscriber per month through December 31, 2006 and will be recorded in cost of service and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee was initially calculated as a percentage of certain of Sprint PCS' selling and marketing expenses and was to be applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee is recorded in selling and marketing expenses in the consolidated statement of operations.

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

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Cost of service and operations	$127,178	$72,445	$341,008	$201,591
Cost of products sold	28,763	20,265	87,295	56,427
Selling and marketing	17,967	16,858	52,487	38,067
Total	$173,908	$109,568	$480,790	$296,085

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

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel operated a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel closed the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., a wholly-owned subsidiary of Alamosa, the Company believes that Nextel's operation of a wireless mobility communications network in territories in which AirGate

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

operates from and after the closing of the Sprint-Nextel merger constitutes a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel, the Company believes that actions that Sprint and Nextel may take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and Alamosa's other operating subsidiaries.

As previously disclosed, the Company has been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa's subsidiaries, including AirGate. On August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the merger, Sprint would be in breach of the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. The Company's other operating subsidiaries also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

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

16.    COMMITMENTS AND CONTINGENCIES

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

The restricted stock granted in January 2005 under the terms of these employment agreement amendments vest 65% on March 1, 2006 and 35% on September 1, 2006. Until the measurement date has been reached, compensation expense is adjusted for changes in the fair market value. The market value of the restricted stock grants was $2,468 on the date of grant and was recorded as unearned compensation, a component of shareholders' equity. At September 30, 2005, the unearned compensation was adjusted to $3,420 based on an increase in the fair market value of the award as of September 30, 2005. The non-cash compensation expense recognized during the nine months ended September 30, 2005 was $1,968 resulting in a balance of $1,452 in unearned compensation related to these awards as of September 30, 2005.

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

The issuers in the IPO cases, including the Company, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of the issuers' IPOs, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs' consent. The proposed settlement is subject to agreement among the parties on final settlement documents and the approval of the court. On August 31, 2005, the court set a date for a final approval hearing of April 24, 2006, and approved providing notice to all class members. The court ordered that notice to the class be mailed beginning on November 15, 2005, and to be completed no later than January 15, 2006. Any class member who wishes to be excluded from the settlement must give notice by March 24, 2006. Objections to the proposed settlement must be filed with the court by March 24, 2006. The court has scheduled a hearing to determine the fairness of the settlement for April 24, 2006.

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

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint named three of the original defendants (the Company, David Sharbutt and Kendall Cowan), dropped one of the original defendants (Steven Richardson) and named two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remained the same. The consolidated complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint sought recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' alleged insider trading proceeds. At the end of the putative class period on June 13, 2002, the Company announced that its projection of net subscriber additions for the third quarter of 2002 would be less than previously projected. The consolidated complaint alleged, among other things, that the Company made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleged that the Company's financial statements were false and misleading because the Company improperly recognized revenue and failed to record adequate allowances for uncollectible receivables.

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

In May 2002, putative class action complaints were filed in the United States District Court for the Northern District of Georgia against (a) AirGate PCS, Inc., Thomas M. Dougherty, Barbara L. Blackford, and Alan B. Catherall (the "AirGate Defendants"), and (b) Credit Suisse First Boston, Lehman Brothers, UBS Warburg LLC, William Blair & Company, Thomas Wiesel Partners LLC and TD Securities (the "Underwriter Defendants"). The complaints alleged that the prospectus used in connection with the secondary offering of AirGate stock by certain former stockholders of iPCS, a former subsidiary of AirGate, on December 18, 2001 contained materially false and misleading statements and omitted material information necessary to make the statements in the prospectus not false and misleading. After initially denying motions for appointment of lead plaintiffs and lead plaintiffs' counsel, the Court granted a modified renewed motion for appointment of lead plaintiffs and lead plaintiffs' counsel on August 17, 2004. Pursuant to a consent scheduling order, lead plaintiffs filed a consolidated amended class action complaint on October 15, 2004, naming the same defendants (the "Consolidated Complaint").

The Consolidated Complaint asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 based on a number of purported false or misleading statements in the prospectus. Plaintiffs' claims are premised on allegations, among others, that (i) AirGate's business plan was not "fully funded," contrary to what was asserted in the prospectus; (ii) disclosures in the prospectus regarding the churn rate experienced by AirGate were untrue and/or misleading; (iii) AirGate did not have strong future revenue and profit growth prospects based on its rapid customer growth, contrary to what was allegedly asserted in the prospectus; (iv) AirGate's allowance for doubtful accounts was understated in its fiscal 2001 financial statements, and hence AirGate understated its net losses for 2001 and the prospectus incorrectly stated that AirGate's financial statements complied with generally accepted accounting principles; (v) iPCS's network build-out was not nearly complete, contrary to what was allegedly asserted in the prospectus; and (vi) the iPCS merger did not significantly enhance shareholder value, contrary to alleged assertions in the prospectus.

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

On December 30, 2004, the AirGate Defendants and the Underwriter Defendants filed motions to dismiss the Consolidated Complaint. On September 30, 2005, the Court issued an opinion and order (the "Order") ruling on these motions. As to the AirGate Defendants, the Court (a) dismissed plaintiffs' claims under Section 12(a)(2) of the Securities Act, and (b) also dismissed the remaining Section 11 and Section 15 claims as to five of the six alleged misstatements pled in the Consolidated Complaint, while declining to dismiss the claims related to allegation (v) above, concerning the iPCS network build-out. As to the Underwriter Defendants, the Court granted the motion to dismiss in its entirety. The Order permitted plaintiffs to file a further amended complaint, which plaintiffs did on October 19, 2005 (the "Second Amended Complaint"). The Second Amended Complaint repeats the allegations of the Consolidated Complaint, and adds certain additional allegations regarding the Underwriter Defendants and regarding plaintiffs' "allowance for doubtful accounts" claim. Defendants' responses to the Second Amended Complaint have not yet been filed. The Company believes that AirGate and the other defendants have meritorious defenses to the claims that remain at issue in the litigation, and the Company intends to defend the action vigorously. However, the ultimate outcome of the litigation is not currently predictable, there can be no assurance that the litigation will be resolved in our favor, and an adverse outcome could adversely affect our financial condition. We maintain insurance coverage which could mitigate our exposure to loss in the event of an adverse outcome.

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

On August 8, 2005, AirGate PCS, Inc. ("AirGate") filed suit in the Delaware Court of Chancery against Sprint Corporation, Sprint Spectrum L.P., Sprint Communications Company L.P., Sprintcom, Inc., and S-N Merger Corp. (collectively "Sprint"), and Nextel Communications, Inc. ("Nextel"). AirGate's lawsuit alleges, among other things, that Sprint breached the terms of its Management Agreement with AirGate by merging with Nextel, which resulted in Sprint owning, managing, and operating a competing wireless mobility communications network in AirGate's exclusive service area. The suit also alleges that (i) Sprint has access to competitive business information of AirGate and that the use of that information in the operation of the competing Nextel network following the merger would cause irreparable harm to AirGate, (ii) the post-merger distribution and sale by Sprint Nextel of Sprint PCS wireless products and services in AirGate's exclusive service area will violate the exclusivity provisions of AirGate's Management Agreement with Sprint, and (iii) Nextel unlawfully

ALAMOSA HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

interfered with AirGate's rights under the Management Agreement. AirGate also alleges in the lawsuit that breaches by Sprint of the Management Agreement will cause AirGate to suffer irreparable harm for which specific performance is the only appropriate remedy. AirGate's lawsuit seeks, among other things, an injunction prohibiting the defendants from violating AirGate's exclusivity rights under the Management Agreement, including an order requiring Sprint Nextel to divest itself of the newly-acquired Nextel assets within AirGate's exclusive service area or otherwise to conduct its business in AirGate's exclusive service area in a manner consistent with AirGate's exclusivity rights under its Management Agreement with Sprint. The case is currently set for trial in February 2006.

17.    EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

General

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At September 30, 2005, we had total licensed POPs of over 23.2 million, covered POPs of approximately 19.9 million and total subscribers of approximately 1.5 million.

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

Accounting for business combinations – The acquisition of AirGate PCS, Inc. ("AirGate") on February 15, 2005 has been accounted for as a business combination in accordance with the provisions of SFAS No. 141, "Business Combinations." Significant assumptions used in connection with allocating the purchase price to identifiable tangible and intangible assets and liabilities as well as unidentifiable goodwill include (i) the value of Alamosa Holdings common stock issued in the transaction, (ii) the value of identifiable intangible assets including value assigned to acquired subscribers and value assigned to the Sprint agreements assumed, (iii) the value of property and equipment acquired, (iv) the value of long term debt assumed and (iv) deferred income tax assets and liabilities attributable to the assets and liabilities acquired. The operations of the acquired company are included in the consolidated results of operations of Alamosa Holdings from the date of acquisition.

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

Long-lived asset recovery – Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 81 percent of our total assets at September 30, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Consolidated Results of Operations (dollars in thousands)

For the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004

On February 15, 2005, we completed the acquisition of AirGate. This acquisition added approximately 415,000 subscribers at the time of acquisition. The acquisition was accounted for under the purchase method of accounting such that the results of operations for the acquired entity are included in our consolidated operating results only from the date of acquisition. Accordingly, this impacts the comparison of our results of operations for the nine month period ended September 30, 2005.

Subscriber growth and key performance indicators – We had total subscribers of approximately 1,480,000 at September 30, 2005 compared to approximately 866,000 at September 30, 2004. This growth of approximately 614,000 subscribers, or 71 percent year over year, includes 415,000 subscribers acquired in connection with the acquisition of AirGate. Excluding acquired subscribers, subscriber growth was approximately 199,000 subscribers, or 23 percent, from September 30, 2004 to September 30, 2005, compared to 25 percent growth from September 30, 2003 to September 30, 2004. The growth is primarily attributable to an increase in our distribution channels, primarily in our own Sprint retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the third quarter of 2005 was approximately 2.5 percent compared to approximately 2.4 percent for the third quarter of 2004. Increases in churn negatively impact our operations, as we incur significant up front costs in acquiring customers.

Service revenues – Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $239,474 for the quarter ended September 30, 2005 compared to $143,623 for the quarter ended September 30, 2004. This increase of 67 percent was primarily due to the increase in our subscriber base discussed above. Subscriber revenues were $667,146 for the nine months ended September 30, 2005 compared to $401,938 for the nine months ended September 30, 2004. This increase of 66 percent was also due to the increase in the subscriber base discussed above. Base ARPU (which does not include roaming revenue) decreased in the third quarter of 2005 to $55 compared to $57 in the third quarter of 2004. Base ARPU in the first nine months of 2005 was $56, which was consistent with base ARPU of $56 in the first nine months of 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming revenue was $81,940 for the quarter ended September 30, 2005 compared to $49,475 for the quarter ended September 30, 2004. This increase of 66 percent was due to a 74 percent increase in inbound roaming minutes to 1,051 million for the quarter ended September 30, 2005, compared to 604 million for the quarter ended September 30, 2004, driven primarily by additional minutes in the AirGate territories. Roaming revenue was $213,819 for the nine months ended September 30, 2005 compared to $135,887 for the nine months ended September 30, 2004. This increase of 57 percent was primarily due to a 65 percent increase in inbound roaming minutes to 2.8 billion for the nine months ended September 30, 2005 compared to 1.7 billion for the nine months ended September 30, 2004. The percentage increase in revenue in both the three and nine month periods ended September 30, 2005 was less than the percentage increase in minutes due to declining rates from carriers other than Sprint. We have a reciprocal roaming rate arrangement with Sprint pursuant to which per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.19 to 1 for the nine months ended September 30, 2005. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

Wholesale revenue was $16,344 for the quarter ended September 30, 2005 compared to $9,631 for the quarter ended September 30, 2004. This increase of 70 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis subsequent to September 30, 2004. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint. Wholesale revenue was $42,609 for the nine months ended September 30, 2005 compared to $18,077 for the nine months ended September 30, 2004. This increase of 136 percent was also due to the addition of wholesale subscribers discussed above.

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

Product sales revenue for the quarter ended September 30, 2005 was $11,667 compared to $8,637 for the quarter ended September 30, 2004. Cost of products sold for the quarter ended September 30, 2005 was $28,763 compared to $20,265 for the quarter ended September 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $17,096 in the quarter ended September 30, 2005 and $11,628 in the quarter ended September 30, 2004. Product sales revenue for the nine months ended September 30, 2005 was $33,002 compared to $25,483 for the nine months ended September 30, 2004. Cost of products sold for the nine months ended September 30, 2005 was $87,295 compared to $56,427 for the nine months ended September 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $54,293 in the nine months ended September 30, 2005 and $30,944 in the nine months ended September 30, 2004. The increase in subsidies of $5,468 and $23,349 in the three and nine months ended September 30, 2005, respectively, is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 15,000 and 74,000 subscribers, respectively.

Cost of service and operations – Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $170,652 in the quarter ended September 30, 2005 were approximately 72 percent higher than the $99,250 incurred in the quarter ended September 30, 2004. Expenses of $455,523 in the nine months ended September 30, 2005 were approximately 65 percent higher than the $276,528 incurred in the nine months ended September 30, 2004. The increase in expenses in the three and nine months ended September 30, 2005 was due to the increased volume of traffic carried on our network due both to the increase in our subscribers, including those acquired from AirGate, as well as wholesale and resale customers. Total minutes of use on our network were 4.7 billion minutes in the quarter ended September 30, 2005 compared to 2.5 billion minutes in the quarter ended September 30, 2004 for an increase in traffic of 88 percent including minutes of use on the network of AirGate from the date of acquisition. Total minutes of use on our network were 12.7 billion minutes in the nine months ended September 30, 2005 compared to 6.6 billion minutes in the nine months ended September 30, 2004 for an increase in traffic of 92 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses – Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $46,982 in the quarter ended September 30, 2005 were 17 percent higher than the $40,090 incurred in the quarter ended September 30, 2004. Total selling and marketing expenses of $138,270 in the nine months ended September 30, 2005 were 34 percent higher than the $102,922 incurred in the nine months ended September 30, 2004. The increase experienced during the three months and nine months ended September 30, 2005 is attributable to an increase in variable costs resulting from increases in gross activations of approximately 31,000 and 133,000 in the three months and nine months ended September 30, 2005, respectively, as compared to the three months and nine months ended September 30, 2004.

General and administrative expenses – General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $8,826 in the quarter ended September 30, 2005 were 51 percent higher than the $5,861 incurred in the quarter ended September 30, 2004. General and administrative expenses of $27,141 in the nine months ended September 30, 2005 were 57 percent higher than the $17,284 incurred in the nine months ended September 30, 2004. The increase in the three and nine months ended September 30, 2005 has been the result of increased professional fees associated with our efforts to address the ramifications of the merger of Sprint and Nextel, regulatory compliance and increased personnel and other costs associated with the addition of the AirGate markets.

Merger related expenses – Merger related expenses in the nine months ended September 30, 2005 of $1,280 includes $844 related to a fee associated with financing that was not used and $436 related to incremental travel costs associated with the acquisition of AirGate that are not considered part of the cost of the transaction in the purchase price allocation.

Depreciation and amortization – Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $26,502 in the quarter ended September 30, 2005, which was 45 percent higher than the $18,324 recorded in the quarter ended September 30, 2004. Depreciation totaled $75,183 in the nine months ended September 30, 2005, which was 39 percent higher than the $54,269 recorded in the nine months ended September 30, 2004. The increase in the three and nine months ended September 30, 2005 is due to the increase in depreciable costs as a result of our capital expenditures in the last nine months of 2004 and the first nine months of 2005, as well as depreciation on the property and equipment acquired from AirGate in the first quarter of 2005.

Amortization expense relates to identifiable intangible assets we have recorded related to the agreements with Sprint and the customer base acquired in connection with purchase transactions. Amortization expense of $29,493 in the quarter ended September 30, 2005 was 290 percent higher than the $7,562 in the quarter ended September 30, 2004. Amortization expense of $77,371 in the first nine months of 2005 was 215 percent higher than the $24,524 in the first nine months of 2004. The increase in both the three and nine months ended September 30, 2005 is due to additional amortization recorded in the three and nine months ended September 30, 2005 related to the identifiable intangible assets recorded in connection with the acquisition of AirGate on February 15, 2005.

Loss on disposal of property and equipment – We recorded a loss on disposal of property and equipment in the three and nine months ended September 30, 2005 of $406 and $513, respectively,

compared to a loss of $172 and $3,082 in the three and nine months ended September 30, 2004, respectively. Losses recorded in 2004 primarily relate to the abandonment of certain network equipment with a carrying value of approximately $2.1 million that had become technologically obsolete.

Non-cash compensation – Non-cash compensation expense of $1,101 in the quarter ended September 30, 2005 was significantly higher than the $30 in the quarter ended September 30, 2004. The expense relates primarily to vesting of restricted stock that had been awarded to certain of our officers and directors. Non-cash compensation expense of $2,588 in the nine months ended September 30, 2005 was significantly higher than the $81 in the nine months ended September 30, 2004. The increase in 2005 is due to the issuance of an additional 200,000 shares of restricted stock to our officers and the issuance of 54,000 shares of restricted stock to our directors in the first quarter of 2005 and an additional 3,501 shares issued to a director in the second quarter of 2005.

Income from operations – Our operating income for the quarter ended September 30, 2005 was $36,700, compared to $19,812 for the quarter ended September 30, 2004, representing an improvement of $16,888. Our operating income for the nine months ended September 30, 2005 was $91,412, compared to $46,268 for the nine months ended September 30, 2004, representing an improvement of $45,144. The improvement in operating income is primarily attributable to the leverage we have achieved in spreading our fixed costs over a larger base of subscribers.

Loss on debt extinguishment – The loss on debt extinguishment of $482 recorded in the nine months ended September 30, 2005 includes a premium paid on early redemption of our 12 7/8 Senior Discount Notes in April 2005 of $411 and $71 in unamortized loan costs written off upon the redemption of these notes. The loss on debt extinguishment of $13,101 recorded in the nine months ended September 30, 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Gain (loss) on derivative instruments – The Series B Mandatorily Redeemable Convertible Preferred Stock that was issued in November 2003 contains an early call option which allows us to repurchase the preferred stock at a premium beginning in the fourth year after the shares were issued. Based on the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," the derivative instrument related to this early call option was initially separated from the value of the preferred stock and recorded separately in our consolidated balance sheet. Changes in the fair value of this option were reflected in earnings each period through June 30, 2005. The gain of $1,200 and $1,946 in the quarter and nine months ended September 30, 2004, respectively, represents the net increase in the fair value of this option.

The loss on the early call option in the six months ended June 30, 2005 was $13,936 and represented the net decrease in the fair value of this option during the six months ended June 30, 2005. Upon the adoption of the provisions of Derivatives Implementation Group Issue No B39, "Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor" on July 1, 2005, the carrying value of the early call option of $7,451 was combined with the carrying value of the Series B Preferred Stock and changes in the value of this option are no longer reflected in earnings. The gain (loss) on derivative instruments for the three and nine months ended September 30, 2005 also includes a gain of $571 and a gain of $431, respectively, associated with the change in the fair value of warrants assumed in connection with the acquisition of AirGate from the date of acquisition through September 30, 2005.

Interest and other income – Interest and other income represents amounts earned on the investment of excess cash. Income of $1,737 in the quarter ended September 30, 2005 was significantly higher than the $362 earned in the quarter ended September 30, 2004. Income of $4,410 in the nine months ended September 30, 2005 was significantly higher than the $751 earned in the nine months ended September 30, 2004. The increase in interest and other income earned in the three months and nine months ended September 30, 2005 is primarily due to the fact that in 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. As a result, excess cash has been invested in higher yielding instruments. Additionally, the yields on all of our investments have increased during 2005 due to increases in market interest rates.

Interest expense – Interest expense for the quarter ended September 30, 2005 and 2004 included non-cash interest of $1,830 and $6,525, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and premium on the debt assumed in connection with the acquisition of AirGate. The increase in total interest expense to $26,088 in the quarter ended September 30, 2005 from $19,206 in the quarter ended September 30, 2004 is due primarily to the addition of debt assumed in connection with the acquisition of AirGate. Interest expense for the nine months ended September 30, 2005 and 2004 included non-cash interest of $14,013 and $19,075, respectively. The increase in total interest expense to $73,737 in the nine months ended September 30, 2005 from $56,393 in the nine months ended September 30, 2004 is also due to the increased debt assumed in connection with the acquisition of AirGate.

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

The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the quarter ended September 30, 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. The valuation allowance was further increased in 2004 to reflect the deferred tax assets at the amounts expected to be realized. The 2005 forecasted annual effective tax rate reflects a release of a portion of the valuation allowance based upon projected 2005 taxable income. On a quarterly basis, we evaluate the need for and adequacy of the valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Cash Flows

Operating activities – Operating cash flows increased $60,646 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase is primarily due to an improvement in income before non-cash items of approximately $102 million.

Investing activities – Our investing cash flows were negative $175,407 in the nine months ended September 30, 2005 compared to negative $113,990 in the nine months ended September 30, 2004. The increase in negative cash flows of $61,417 is primarily due to $70,790 in net cash paid in connection with the acquisition of AirGate in the quarter ended March 31, 2005.

Financing activities – Our financing cash flows decreased in the nine months ended September 30, 2005 to negative $1,350 from positive $35,173 in the nine months ended September 30, 2004. In the nine months ended September 30, 2004, we received net proceeds from an offering of senior notes of approximately $242 million, which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility.

Liquidity and Capital Resources

Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While we have incurred net losses and negative cash flows from operating activities in the past, we generated approximately $130 million and $149 million of cash flows from operating activities for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively.

As of September 30, 2005, we had $102 million of cash on hand as well as $87 million in short-term investments, which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel operated a wireless mobility communications network in certain territories in which we also provide digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel closed the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., our wholly-owned subsidiary, we believe that Nextel's operation of a wireless mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger constitutes a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel, we believe that actions that Sprint and Nextel may take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and Alamosa's other operating subsidiaries.

As previously disclosed, we have been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa's subsidiaries, including AirGate. On August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the merger, Sprint would be in breach of the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. Our other operating subsidiaries also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

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

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the third quarter of 2005 was 2.5 percent compared to 2.3 percent for the year ended December 31, 2004 and 2.7 percent for the year ended December 31, 2003. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after September 15, 2005. As a result, the Company will be required to adopt the provisions of SFAS No. 123(R) on January 1, 2006. The Company is currently assessing the impact of adopting SFAS No. 123(R) to its consolidated results of operations.

In September 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.

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

General hedging policies – We have entered into interest rate swap and collar agreements to manage our exposure to interest rate changes in the past. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and through legal review of contracts. We also control exposure to market risk by regularly monitoring changes in interest rate positions under normal and stress conditions to ensure that they do not exceed established limits. Our derivative transactions are used for hedging purposes only and comply with Board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions. As of September 30, 2005, we had no hedging instruments outstanding.

Interest rate risk management – Our interest rate risk management program focuses on minimizing exposure to interest rate movements by setting an optimal mixture of floating and fixed-rate debt. We utilize interest rate swaps and collars to adjust our risk profile relative to any floating rate debt. We have $175,000 in floating rate debt outstanding at September 30, 2005 as a result of our acquisition of AirGate in the first quarter of 2005.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, senior notes and capital leases based on our projected level of long-term indebtedness:

	Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter
	(Dollars In Millions)
Fixed Rate Instruments
12 7/8% senior discount notes (1)	$6	$—	$—	$—-	$—	$—
Fixed interest rate	12.875%	N/A	N/A	N/A	N/A	N/A
Principal payments	$6	$—	$—	$—	$—	$—
12% senior discount notes (2)	$233	$233	$233	$233	$—	$—
Fixed interest rate	12.000%	12.000%	12.000%	12.000%	12.000%	N/A
Principal payments	$—	$—	$—	$—	$233	$—
12½% senior notes	$12	$12	$12	$12	$12	$—
Fixed interest rate	12.500%	12.500%	12.500%	12.500%	12.500%	12.500%
Principal payments	$—	$—	$—	$—	$—	$12
13 5/8% senior notes	$2	$2	$2	$2	$2	$—
Fixed interest rate	13.625%	13.625%	13.625%	13.625%	13.625%	13.625%
Principal payments	$—	$—	$—	$—	$—	$2
11% senior notes	$251	$251	$251	$251	$251	$—
Fixed interest rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Principal payments	$—	$—	$—	$—	$—	$251
8½% senior notes	$250	$250	$250	$250	$250	$—
Fixed interest rate	8.500%	8.500%	8.500%	8.500%	8.500%	8.500%
Principal payments	$—	$—	$—	$—	$—	$250
9 3/8 senior notes (3)	$159	$159	$159	$159	$—	$—
Fixed interest rate	9.375%	9.375%	9.375%	9.375%	9.375%	N/A
Principal payments	$—	$—	$—	$—	$159	$—
Variable Rate Instruments
Floating rate notes (3)	$175	$175	$175	$175	$175	$—
Average Interest Rate (4)	6.410%	6.410%	6.410%	6.410%	6.410%	6.410%
Principal payments	$—	$—	$—	$—	$—	$175
Capital leases
Total minimum lease payments (5)	$1.064	$.888	$0.744	$0.600	$0.445	$—
Average Interest Rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Annual lease payments	$0.196	$0.176	$0.144	$0.145	$0.154	$0.445

(1)	The 12 7/8% senior discount notes were called in April 2005.

(2)	Interest accreted on the 12% senior discount notes through July 31, 2005, at which time the notes began to require cash payments of interest semiannually beginning January 31, 2006.

(3)	The 9 3/8% senior notes and the floating rate notes were assumed in connection with the acquisition of AirGate in the first quarter of 2005.

(4)	The Floating rate notes bear interest at LIBOR plus 3.75%. The rate reflected in the table is the effective rate as of December 31, 2004.

(5)	These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

Our primary market risk exposure relates to:

•	the interest rate risk on long-term and short-term borrowings; and

•	our ability to refinance our senior discount notes and senior notes at maturity at market rates.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company's management with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ALAMOSA HOLDINGS, INC. (Registrant)
/s/ David E. Sharbutt
Name: David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ Kendall W. Cowan
Name: Kendall W. Cowan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Amended and Restated Certificate of Incorporation of Alamosa Holdings, Inc., filed as Exhibit 1.1 to the Registration Statement on Form 8-A, dated February 14, 2001 of Alamosa Holdings, Inc. (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
3.2	Amended and Restated Bylaws of Alamosa Holdings, Inc., filed as Exhibit 1.2 to the Registration Statement on Form 8-A, dated February 14, 2001 of Alamosa Holdings, Inc. (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to Form 10-Q of Alamosa Holdings, Inc. (SEC File No. 001-16793) for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock, filed as Exhibit 3.2 to Form 10-Q of Alamosa Holdings, Inc. (SEC File No. 001-16793) for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.
10.1 †	2006 Board and Board Committee Member Compensation Plan, filed as exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated October 31, 2005, which exhibit is incorporated herein by reference.
31.1 *	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Exhibit is management contract or compensatory plan.

*	Exhibit is filed herewith.